Form 10-Q/A
period 2014-06-30
Memorial Resource Development Corp.
filed 2014-09-05
CIK 1599222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐  No ☑

As of July 31, 2014, the registrant had 193,568,422 shares of common stock, $.01 par value, outstanding

EXPLANATORY NOTE

Memorial Resource Development Corp. (the “Company”) is filing this Amendment No. 1 to Form 10-Q on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on August 8, 2014 (the “Original Form 10-Q”).

The purpose of this Amendment No. 1 is solely to furnish the interactive data files on Exhibit 101 under Part II, Item 6. The interactive data files are machine-readable computer code that presents the financial statements and related notes in eXtensible Business Reporting Language (XBRL) electronic format. This Amendment No. 1 is being filed within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T. Those sections of the Original Form 10-Q that are unaffected by this Amendment No. 1 are not included herein.

No other changes have been made to the Original Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q, as well as the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II—OTHER INFORMATION

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

31.1	—

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 8, 2014).

31.2	—

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 8, 2014).

32.1	—

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 8, 2014).

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Memorial Resource Development Corp.
(Registrant)

Date: September 5, 2014	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1##	—

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

31.1	—

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 8, 2014).

31.2	—

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 8, 2014).

32.1	—

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 8, 2014).

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

# Management contract or compensatory plan or arrangement.

## Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.