Form 10-Q
period 2014-09-30
Memorial Resource Development Corp.
filed 2014-11-05
CIK 1599222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-36490

MEMORIAL RESOURCE DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-4710769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Dallas Street, Suite 1800, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 588-8300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 31, 2014, the registrant had 193,559,211 shares of common stock, $.01 par value, outstanding

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

Gross Acres or Gross Wells: The total acres or wells, as the case may be, in which we have a working interest.

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

•

Unless the context requires otherwise, references to “we,” “us,” “our,” “MRD,” or “the Company” or like terms are intended to mean the business and operations of Memorial Resource Development Corp. and its consolidated subsidiaries;

•

“MRD LLC” refers to Memorial Resource Development LLC, which has historically owned our predecessor’s business and which was merged into MRD Operating LLC, our subsidiary, subsequent to our initial public offering;

•	“Memorial Production Partners,” “MEMP” and “the Partnership” refer to Memorial Production Partners LP individually and collectively with its subsidiaries, as the context requires;
•	“MEMP GP” refers to Memorial Production Partners GP LLC, the general partner of the Partnership;
•

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

•	“the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco;
•	“MRD Holdco” refers to MRD Holdco LLC, a holding company controlled by the Funds that, together with a group, owns a majority of our common stock;
•	“the previous owners” for accounting and financial reporting purposes refers collectively to:
o

certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies that MEMP acquired through equity transactions on October 1, 2013 from certain affiliates of NGP. On October 1, 2013, MEMP acquired Boaz Energy, LLC (“Boaz”), Crown Energy Partners, LLC (“Crown”), the Crown net profits interest and overriding royalty interest (“Crown NPI/ORRI”), Propel Energy SPV LLC (“Propel SPV”), together with its wholly-owned subsidiary Propel Energy Services, LLC (“Propel Energy Services”), and Stanolind Oil and Gas SPV LLC (“Stanolind SPV”) from: (a) Boaz Energy Partners, LLC (“Boaz Energy Partners”), Crown Energy Partners Holdings, LLC (“Crown Holdings”), Propel Energy, LLC (“Propel Energy”) and Stanolind Oil and Gas LP (“Stanolind”), all of which are primarily owned by two of the Funds; and

o

carved-out net profits interest created from working interests in certain oil and natural gas properties that WildHorse Resources originally acquired in 2010 from third parties and immediately sold to NGP Income Co-Investment Fund II, L.P. (“NGPCIF”), a NGP controlled entity, and subsequently reacquired from NGPCIF on February 28, 2014; and

•	“NGP” refers to Natural Gas Partners, a family of private equity funds organized to make direct equity investments in the energy industry, including the Funds.

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

Forward-looking statements may include statements about:

•	our business strategy;
•	our estimated reserves and the present value thereof;
•	our technology;
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and future operating results;
•	realized commodity prices;
•	timing and amount of future production of reserves;
•	availability of drilling and production equipment;
•	availability of pipeline capacity;
•	availability of oilfield labor;
•	the amount, nature and timing of capital expenditures, including future development costs;
•	availability and terms of capital;
•	drilling of wells, including statements made about future horizontal drilling activities;
•	competition;
•	government regulations;
•	marketing of production;
•	exploitation or property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	general economic and business conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;
•	environmental and other liabilities;
•	counterparty credit risk;

•	taxation of the oil and natural gas industry;
•	developments in other countries that produce oil and natural gas;
•	uncertainty regarding future operating results; and
•	plans, objectives, expectation and intentions.

These types of statements, other than statements of historical fact included in this quarterly report, are forward-looking statements. These forward-looking statements may be found in “Part II—Item 1A. Risk Factors,” “Part II—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other “forward-looking” information. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	variations in the market demand for, and prices of, oil, natural gas and NGLs;
•	uncertainties about our estimated reserves;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity under our revolving credit facility;
•	general economic and business conditions;
•	risks associated with negative developments in the capital markets;
•	failure to realize expected value creation from property acquisitions;
•	uncertainties about our ability to replace reserves and economically develop our current reserves;
•	drilling results;
•	potential financial losses or earnings reductions from our commodity price risk management programs;
•	adoption or potential adoption of new governmental regulations;
•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;
•	risks associated with our substantial indebtedness; and
•	our ability to satisfy future cash obligations and environmental costs.

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,316	$77,721
Restricted cash	—	35,000
Accounts receivable:
Oil and natural gas sales	102,578	68,764
Joint interest owners and other	19,116	19,958
Affiliates	—	4,652
Short-term derivative instruments	37,421	9,289
Prepaid expenses and other current assets	20,696	19,513
Total current assets	190,127	234,897
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	4,544,176	3,037,298
Other	15,477	10,331
Accumulated depreciation, depletion and impairment	(877,843)	(627,925)
Oil and natural gas properties, net	3,681,810	2,419,704
Long-term derivative instruments	34,515	48,616
Restricted investments	76,268	73,385
Restricted cash	260	15,506
Other long-term assets	38,687	37,053
Total assets	$4,021,667	$2,829,161

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,846	$20,734
Accounts payable - affiliates	810	1,975
Revenues payable	59,512	56,091
Accrued liabilities	179,381	98,130
Short-term derivative instruments	5,109	9,711
Total current liabilities	261,658	186,641
Long-term debt-MRD Segment	628,000	871,150
Long-term debt-MEMP Segment	1,483,800	792,067
Asset retirement obligations	119,510	111,679
Long-term derivative instruments	15,275	6,080
Deferred tax liabilities	50,643	3,106
Other long-term liabilities	3,782	306
Total liabilities	2,562,668	1,971,029
Commitments and contingencies (Note 15)
Equity:
Stockholders' equity (deficit):
Preferred stock, $.01 par value: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 600,000,000 shares authorized; 193,559,211 shares issued and outstanding at September 30, 2014; no shares authorized, issued or outstanding at December 31, 2013	1,936	—
Additional paid-in capital	1,386,143	—
Accumulated earnings (deficit)	(951,801)	—
Total stockholders' equity	436,278	—
Members' equity:
Members	—	237,186
Previous owners (Note 1)	—	40,331
Total members' equity	—	277,517
Noncontrolling interests	1,022,721	580,615
Total equity	1,458,999	858,132
Total liabilities and equity	$4,021,667	$2,829,161

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil & natural gas sales	$244,161	$152,762	$669,301	$420,857
Pipeline tariff income and other	1,332	753	3,584	1,884
Total revenues	245,493	153,515	672,885	422,741

Costs and expenses:
Lease operating	46,211	29,395	111,887	81,746
Pipeline operating	431	394	1,596	1,343
Exploration	175	1,292	1,465	2,265
Production and ad valorem taxes	14,040	7,422	33,623	23,478
Depreciation, depletion, and amortization	84,447	45,136	215,906	132,328
Impairment of proved oil and natural gas properties	67,181	21	67,181	21
Incentive unit compensation expense (Note 12)	25,550	19,069	969,390	19,069
General and administrative	21,196	19,646	61,061	55,982
Accretion of asset retirement obligations	1,553	1,354	4,601	4,016
(Gain) loss on commodity derivative instruments	(189,492)	2,028	11,580	(29,556)
(Gain) loss on sale of properties	—	(90,063)	3,057	(86,218)
Other, net	—	24	(12)	622
Total costs and expenses	71,292	35,718	1,481,335	205,096
Operating income (loss)	174,201	117,797	(808,450)	217,645
Other income (expense):
Interest expense, net	(36,345)	(20,615)	(104,928)	(41,994)
Loss on extinguishment of debt	—	—	(37,248)	—
Other, net	15	24	102	81
Total other income (expense)	(36,330)	(20,591)	(142,074)	(41,913)
Income (loss) before income taxes	137,871	97,206	(950,524)	175,732
Income tax benefit (expense)	(25,834)	(1,244)	(14,398)	(1,432)
Net income (loss)	112,037	95,962	(964,922)	174,300
Net income (loss) attributable to noncontrolling interest	102,109	11,235	(34,851)	42,134
Net income (loss) attributable to Memorial Resource Development Corp.	9,928	84,727	(930,071)	132,166
Net (income) loss allocated to members	—	(84,754)	(20,305)	(122,639)
Net (income) loss allocated to previous owners	—	27	(1,425)	(9,527)
Net income (loss) available to common stockholders	$9,928	$—	$(951,801)	$—

Earnings per common share: (Note 10)
Basic	$0.05	$—	$(4.94)	$—
Diluted	$0.05	$—	$(4.94)	$—
Weighted average common and common equivalent shares outstanding:
Basic	192,500	—	192,500	—
Diluted	192,716	—	192,500	—

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED CASH FLOWS

 (In thousands)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(964,922)	$174,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	215,906	132,328
Impairment of proved oil and natural gas properties	67,181	21
(Gain) loss on derivatives	12,737	(29,487)
Cash settlements (paid) received on derivative instruments	(22,174)	21,356
Loss on extinguishment of debt	30,248	—
Amortization of deferred financing costs	5,492	6,193
Accretion of senior notes net discount	1,888	161
Accretion of asset retirement obligations	4,601	4,016
Amortization of equity awards	6,874	2,322
(Gain) loss on sale of properties	3,057	(86,218)
Non-cash compensation expense	941,659	1,057
Exploration costs	868	—
Deferred income tax expense (benefit)	13,916	—
Changes in operating assets and liabilities:
Accounts receivable	(22,117)	560
Prepaid expenses and other assets	297	(2,562)
Payables and accrued liabilities	67,324	13,034
Other	2,625	95
Net cash provided by operating activities	365,460	237,176
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(1,083,167)	(104,926)
Additions to oil and gas properties	(457,838)	(257,513)
Additions to other property and equipment	(9,134)	(1,184)
Additions to restricted investments	(2,883)	(4,263)
Deposits for property acquisitions	—	(25,310)
Decrease (increase) in restricted cash	49,946	653
Proceeds from the sale of oil and natural gas properties	6,700	156,799
Other	(301)	(139)
Net cash used in investing activities	(1,496,677)	(235,883)
Cash flows from financing activities:
Advances on revolving credit facilities	2,464,800	478,055
Payments on revolving credit facilities	(2,441,900)	(900,368)
Borrowings under second lien credit facility	—	325,000
Redemption of second lien credit facility	(328,282)	—
Proceeds from the issuances of senior notes	1,092,425	397,563
Redemption of senior notes	(351,808)	—
Deferred financing costs	(30,284)	(23,839)
Purchase of additional interests in consolidated subsidiaries	(3,292)	(1,270)
Contributions from previous owners	—	1,214
Proceeds from initial public offering	408,500	—
Costs incurred in conjunction with initial public offering	(28,198)	—
Proceeds from MEMP public offering	553,288	179,371
Costs incurred in conjunction with MEMP public offering	(12,222)	(7,592)
Contributions from NGP affiliates related to sale of properties	1,165	2,013
Distributions to the Funds	—	(363,437)
Distributions to MRD Holdco	(59,803)	—
Distributions to noncontrolling interests	(101,327)	(51,319)
Distribution to NGP affiliates related to purchase of assets	(66,693)	—
Distribution to NGP affiliates related to sale of assets, net of cash received	(32,770)	—
Distributions made by previous owners	—	(3,130)
Other	213	—
Net cash provided by financing activities	1,063,812	32,261
Net change in cash and cash equivalents	(67,405)	33,554
Cash and cash equivalents, beginning of period	77,721	49,391
Cash and cash equivalents, end of period	$10,316	$82,945

Supplemental cash flows:
Cash paid for interest	$67,449	$22,959
Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	29,137	25,017
Assumptions of asset retirement obligations related to properties acquired or drilled	5,053	3,478
Accounts receivable related to acquisitions and divestitures	4,271	—

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

 (In thousands)

	For the Nine Months
	Ended September 30,
	2014	2013
STOCKHOLDERS' EQUITY
Preferred stock
Balance, beginning and end of period	$—	$—
Common stock
Balance, beginning of period	—	—
Issuance of shares in connection with restructuring transactions (see Note 1)	1,710	—
Issuance of shares in connection with initial public offering (see Note 1)	215	—
Restricted stock awards	11	—
Balance, end of period	1,936	—
Additional paid-in capital
Balance, beginning of period	—	—
Issuance of shares in connection with restructuring transactions (see Note 1)	913,152	—
Issuance of shares in connection with initial public offering (see Note 1)	379,962	—
Tax related effects in connection with restructuring transactions and initial public offering	(43,251)	—
Restricted stock awards	(11)	—
Amortization of restricted stock awards	1,487	—
Contribution related to MRD Holdco incentive unit compensation expense (see Note 12)	137,307	—
Purchase of noncontrolling interests	(2,881)	—
Other	378	—
Balance, end of period	1,386,143	—
Accumulated earnings (deficit)
Balance, beginning of period	—	—
Net income (loss) allocation	(951,801)	—
Balance, end of period	(951,801)	—
Total stockholders' equity	436,278	—
MEMBERS' EQUITY
Members
Balance, beginning of period	237,186	811,614
Net income (loss) allocation	20,305	122,639
Contribution related to sale of assets to NGP affiliate	1,165	—
Net book value of assets sold to NGP affiliate	(621)	—
Net book value of assets acquired from NGP affiliates	45,059	—
Distribution to NGP affiliates in connection with acquisition of assets	(66,693)	—
Distribution of net assets to MRD Holdco	(123,078)	—
Distribution of shares received in connection with restructuring transactions to MRD Holdco	(110,510)	—
Distributions	—	(363,437)
Net equity deemed contribution (distribution) related to net assets transferred to MEMP	(2,659)	2,560
Impact of equity transactions of MEMP	—	24,024
Other	(154)	(47)
Balance, end of period	—	597,353
Previous Owners
Balance, beginning of period	40,331	233,433
Net income (loss) allocation	1,425	9,527
Contributions	—	1,214
Distributions	—	(3,130)
Net book value of assets acquired from NGP affiliates	(41,756)	—
Other	—	(2,299)
Balance, end of period	—	238,745
Total members' equity	—	836,098
NONCONTROLLING INTERESTS
Noncontrolling interests
Balance, beginning of period	580,615	231,662
Net income (loss) allocation	(34,851)	42,134
Net proceeds from MEMP public equity offering	540,987	171,779
Distributions	(101,327)	(51,319)
Net equity deemed contribution (distribution) related to net assets transferred to MEMP	2,659	(2,560)
Purchase of noncontrolling interests	(411)	(1,270)
Impact of equity transactions of MEMP	—	(24,024)
Amortization of MEMP equity awards	5,387	2,321
Distribution of net assets to MRD Holdco	29,994	—
Other	(332)	—
Balance, end of period	1,022,721	368,723
TOTAL EQUITY
Total equity	1,458,999	1,204,821

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

The Company was formed by Memorial Resource Development LLC (“MRD LLC”) in January 2014 to exploit, develop and acquire natural gas, NGL and oil properties in North America. MRD LLC was a Delaware limited liability company formed on April 27, 2011 by Natural Gas Partners VIII, L.P. (“NGP VIII”), Natural Gas Partners IX, L.P. (“NGP IX”) and NGP IX Offshore Holdings, L.P. (“NGP IX Offshore”) (collectively, the “Funds”) to exploit, develop and acquire natural gas, NGL and oil properties. The Funds are private equity funds managed by Natural Gas Partners (“NGP”).  MRD LLC’s consolidated and combined financial statements represent our predecessor for accounting and financial reporting purposes prior to our initial public offering.

Initial Public Offering and Restructuring Transactions

On June 18, 2014, the Company completed its initial public offering of 21,500,000 common units at a price of $19.00 per share, which generated net proceeds to the Company of approximately $380.2 million after deducting underwriting discounts and commissions and other offering related fees and expenses. The following restructuring events and transactions occurred in connection with our initial public offering:

•

The Funds contributed all of their interests in MRD LLC to MRD Holdco LLC (“MRD Holdco”) and the members of our management who owned incentive units in MRD LLC exchanged those incentive units for substantially identical incentive units in MRD Holdco, after which MRD Holdco owned 100% of MRD LLC;

•

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

•

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

•

MRD LLC contributed to us substantially all of its assets, comprised of: (i) 100% of the ownership interests in Classic, Classic GP, Black Diamond, Beta Operating Company, LLC (“Beta Operating”), Memorial Resource Finance Corp., MRD Operating LLC (“MRD Operating”), Memorial Production Partners GP LLC (“MEMP GP”) (including MEMP GP’s ownership of 50% of Memorial Production Partners LP’s (“MEMP”) incentive distribution rights) and (ii) 99.9% of the membership interests in WildHorse Resources;

•	We issued 128,665,677 shares of our common stock to MRD LLC, which MRD LLC immediately distributed to MRD Holdco;
•

We assumed the obligations of MRD LLC under the indenture governing the $350 million in aggregate principal amount of 10.00% / 10.75% Senior PIK Toggle Notes due 2018 (the “PIK notes”) and reimbursed MRD LLC for the June 15, 2014 interest payment made on the PIK notes;

•

Certain former management members of WildHorse Resources contributed to us their outstanding incentive units in WildHorse Resources, as well as the remaining 0.1% of the membership interests in WildHorse Resources, and we issued 42,334,323 shares of our common stock and paid cash consideration of $30.0 million to such former management members of WildHorse Resources;

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•	We entered into a registration rights agreement and a voting agreement with MRD Holdco and certain former management members of WildHorse Resources;
•

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

•

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

•	MRD Operating entered into a merger agreement with MRD LLC pursuant to which after the termination or earlier discharge of the PIK notes MRD LLC would merge into MRD Operating;
•

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

•

We irrevocably deposited with the PIK notes trustee approximately $360.0 million on June 27, 2014, which was an amount sufficient to fund the redemption of the PIK notes on the redemption date and to satisfy and discharge our obligations under the PIK notes and the related indenture.  The discharge became effective upon the irrevocable deposit of the funds with the PIK notes trustee; and

•	MRD LLC merged into MRD Operating.

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer collectively to:

•

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

•

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Basis of Presentation

The financial statements reported herein include the financial position and results attributable to both our predecessor and the previous owners on a combined basis for periods prior to our initial public offering.  For periods after the completion of our public offering, our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest.  Due to our control of MEMP through our ownership of MEMP GP, we are required to consolidate MEMP for accounting and financial reporting purposes.  MEMP is owned 99.9% by its limited partners and 0.1% by MEMP GP.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements.  Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results expected for the full year.  In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

We have two reportable business segments, both of which are engaged in the acquisition, exploitation, development and production of oil and natural gas properties (See Note 14). Our reportable business segments are as follows:

•	MRD—reflects the combined operations of the Company, MRD LLC, WildHorse Resources and its previous owners, Classic and Classic GP, Black Diamond, BlueStone, Beta Operating and MEMP GP.
•	MEMP—reflects the combined operations of MEMP, its previous owners, and historical dropdown transactions that occurred between MEMP and other MRD LLC consolidating subsidiaries.

Segment financial information has been retrospectively revised for the following common control transactions for comparability purposes:

•	acquisition by MEMP of all the outstanding membership interests in Tanos Energy, LLC (“Tanos”) from MRD LLC for a purchase price of approximately $77.4 million on October 1, 2013;
•	acquisition by MEMP of all the outstanding membership interests in Prospect Energy, LLC (“Prospect Energy”) from Black Diamond for a purchase price of approximately $16.3 million on October 1, 2013;
•	acquisition by MEMP of certain of the oil and natural gas properties in Jackson County, Texas from MRD LLC for a purchase price of approximately $2.6 million on October 1, 2013; and
•

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

 Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion, and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations; and asset retirement obligations.

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

Concentrations of Credit Risk

Cash balances, accounts receivable, restricted investments and derivative financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. These restricted investments may consist of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities, all held with credit-worthy financial institutions. Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties. The creditworthiness of the counterparties is subject to continual review. We rely upon netting arrangements with counterparties to reduce credit exposure. We have not experienced any losses from such instruments.

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, partnerships, individuals, and others who own interests in the properties operated by us and our predecessor. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. Additionally, management believes that any credit risk imposed by a concentration in the oil and natural gas industry is mitigated by the creditworthiness of its customer base. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. Management determined that an allowance for uncollectible accounts was unnecessary at both September 30, 2014 and December 31, 2013, respectively.

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

Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. These investments are classified as held-to-maturity, and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense – net in the statement of operations. The amortized cost of such investments is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2014, these restricted investments consisted of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities. See Note 7 for additional information.

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

Deferred federal and state income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. If it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through final settlement with a taxing authority. There were no uncertain tax positions that required recognition in the financial statements at both September 30, 2014 and December 31, 2013, respectively.

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

See Notes 11 and 12 for further information.

Current Liabilities – Accrued liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013
Accrued capital expenditures	$77,716	$48,579
Accrued lease operating expense	18,142	13,240
Accrued general and administrative expenses	11,986	14,485
Accrued ad valorem and production taxes	26,466	3,541
Accrued interest payable	41,857	11,934
Accrued environmental	571	577
Other miscellaneous, including operator advances	2,643	5,774
	$179,381	$98,130

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 3.  Acquisitions and Divestitures

Acquisition-related costs are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months		For the Nine Months
Ended September 30,		Ended September 30,
2014	2013	2014	2013
$1,425	$2,977	$5,480	$5,073

2014 Acquisitions

On July 1, 2014, MEMP consummated a transaction to acquire certain oil and natural gas liquids properties from a third party in Wyoming for an aggregate purchase price of approximately $911.7 million, including estimated post-closing adjustments (the “Wyoming Acquisition”).  Revenues of $41.6 million were recorded in the statement of operations generated earnings of approximately $16.5 million related to the Wyoming Acquisition subsequent to the closing date.

On March 25, 2014, MEMP closed a transaction to acquire certain oil and natural gas producing properties from a third party in the Eagle Ford for approximately $168.1 million, including estimated customary post-closing adjustments (the “Eagle Ford Acquisition”).  In addition, MEMP acquired a 30% interest in the seller’s Eagle Ford leasehold. During the three and nine months ended September 30, 2014, revenues of approximately $11.5 million and $25.9 million, respectively, were recorded in the statement of operations related to the Eagle Ford Acquisition subsequent to the closing date and MEMP generated earnings of approximately $5.3 million and $13.3 million, respectively.

The following table summarizes the preliminary fair value assessment of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Eagle Ford	Wyoming
	Acquisition	Acquisition
Oil and gas properties	$168,606	$922,686
Asset retirement obligations	(285)	(3,328)
Revenue Payable	—	(444)
Accrued liabilities	(250)	(7,237)
Total identifiable net assets	$168,071	$911,677

The following unaudited pro forma combined results of operations are provided for the three months ended September 30, 2013 and nine months ended September 30, 2014 and 2013 as though the Wyoming Acquisition had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Company and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per unit amounts)
Revenues	n/a	$203,461	$764,084	$561,359
Net income (loss)	n/a	115,666	(931,903)	218,870
Basic and diluted earnings per share	n/a	$—	$(4.94)	$—

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

MEMP closed two separate transactions during the nine months ended September 30, 2013 to acquire certain oil and natural gas properties from third parties in East Texas (the “East Texas Acquisition”) and the Rockies (the “Rockies Acquisition”) for approximately $29.4 million in aggregate. The East Texas Acquisition closed on September 6, 2013 and the Rockies Acquisition closed on August 30, 2013.

During the nine months ended September 30, 2013, Propel Energy acquired incremental interests in certain oil and gas properties and leases in the Hendrick Field located in Winkler County, Texas from third parties in three separate transactions for an aggregate purchase price of approximately $8.5 million.

2013 Divestitures

On January 1, 2013, Tanos sold a natural gas gathering pipeline located in East Texas, which it had originally acquired in April 2010, to a privately held gas transportation company for a minimum purchase price of $1.5 million.  The maximum allowable additional proceeds are $2.0 million.  The contingent consideration is based on the natural gas pipeline servicing any new wells that Tanos drills in the area over the following three years.  The contingent consideration portion of an arrangement is recorded when the consideration is determined to be realizable. Tanos recorded an aggregate gain of approximately $1.4 million related to this transaction, of which $0.4 million was contingent consideration.  During the nine months ended September 30, 2013, Tanos also sold certain non-operated oil and gas properties for $2.9 million and recorded a gain of $1.4 million.

On May 10, 2013, Black Diamond entered into a purchase and sale agreement with a third party to sell certain of its Wyoming oil and gas properties with an estimated net book value of $39.8 million for $33.0 million, before customary adjustments. As a result, Black Diamond recorded a loss on the sale of $6.8 million. This transaction closed on June 4, 2013.

During the nine months ended September 30, 2013, BlueStone entered into an agreement with a third party to sell its remaining interest in certain properties in the Mossy Grove Prospect in Walker and Madison Counties located in East Texas. Total cash consideration received by BlueStone was approximately $117.9 million, which exceeded the net book value of the properties sold by $90.2 million. The transaction closed on July 31, 2013.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at September 30, 2014 and December 31, 2013. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy.  These assets and liabilities are not presented in the following tables.  See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of September 30, 2014 and December 31, 2013 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$129,711	$—	$129,711
Interest rate derivatives	—	95	—	95
Total assets	$—	$129,806	$—	$129,806

Liabilities:
Commodity derivatives	$—	$74,542	$—	$74,542
Interest rate derivatives	—	3,712	—	3,712
Total liabilities	$—	$78,254	$—	$78,254

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$105,054	$—	$105,054
Interest rate derivatives	—	884	—	884
Total assets	$—	$105,938	$—	$105,938

Liabilities:
Commodity derivatives	$—	$58,234	$—	$58,234
Interest rate derivatives	—	5,590	—	5,590
Total liabilities	$—	$63,824	$—	$63,824

See Note 5 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets.  The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. See Note 6 for a summary of changes in AROs.

•

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

•

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

•

During the three and nine months ending September 30, 2014, we recognized $67.2 million of impairments primarily related to certain MEMP properties located in South Texas. The estimated future cash flows expected for these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

proved reserves based on declining commodity prices and increased operating costs. We recognized impairment charges of less than $0.1 million on a consolidated basis for the three and nine months ending September 30, 2013, respectively.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract.  It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers.  Some of the lenders, or certain of their affiliates, under our credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions.  Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments.  We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party.  At September 30, 2014, after taking into effect netting arrangements, MEMP did not have any counterparty exposure related to its derivative instruments. Had certain counterparties failed completely to perform according to the terms of their existing contracts, MEMP would have the right to offset $37.5 million against amounts outstanding under its revolving credit facility at September 30, 2014.  At September 30, 2014, after taking into effect netting arrangements, we did not have any counterparty exposure related to our derivative instruments. Had certain counterparties failed completely to perform according to the terms of their existing contracts, we would have the right to offset $29.0 million against amounts outstanding under our revolving credit facility at September 30, 2014.  See Note 8 for additional information regarding our revolving credit facilities.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars, call spreads and basis swaps) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value; however, certain of our put option derivative instruments have a deferred premium, which reduces the asset. For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the applicable index price is below the strike price of the put, the Company receives the difference between the strike price and the applicable index price multiplied by the contract volumes less the premium. If the applicable index price settles at or above the strike price of the put, the Company pays only the premium at settlement.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX, TGT Z1, and Houston Ship Channel in proximity to our areas of production.  We also enter into oil derivative contracts indexed to a variety of locations such as Inter-Continental Exchange (“ICE”) Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu.  At September 30, 2014, the MRD Segment had the following open commodity positions:

	Remaining
	2014	2015	2016	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	4,540,000	2,250,000	1,670,000	1,270,000	1,500,000
Weighted-average fixed price	$4.18	$4.08	$4.18	$4.30	$4.30

Collar contracts:
Average Monthly Volume (MMBtu)	730,000	1,580,000	1,100,000	1,050,000	—
Weighted-average floor price	$4.11	$4.14	$4.00	$4.00	$—
Weighted-average ceiling price	$5.15	$4.61	$4.71	$5.06	$—

TGT Z1 basis swaps:
Average Monthly Volume (MMBtu)	2,270,000	1,730,000	220,000	200,000	—
Spread	$(0.08)	$(0.09)	$(0.08)	$(0.08)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	56,000	33,500	—	9,500	7,625
Weighted-average fixed price	$94.43	$93.86	$—	$87.62	$87.00

Collar contracts:
Average Monthly Volume (Bbls)	12,000	2,000	27,000	—	—
Weighted-average floor price	$86.67	$85.00	$80.00	$—	$—
Weighted-average ceiling price	$112.33	$101.35	$99.70	$—	$—

Put option contracts:
Average Monthly Volume (Bbls)	—	26,000	—	—	—
Weighted-average fixed price	$—	$85.00	$—	$—	$—
Weighted-average deferred premium	$—	$(3.80)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	184,000	151,000	148,500	—	—
Weighted-average fixed price	$44.84	$41.61	$39.75	$—	$—

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At September 30, 2014, the MEMP Segment had the following open commodity positions:

	Remaining
	2014	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,580,200	2,605,278	2,692,442	2,450,067	2,160,000	1,914,583
Weighted-average fixed price	$4.34	$4.28	$4.40	$4.31	$4.51	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	340,000	350,000	—	—	—	—
Weighted-average floor price	$5.00	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$6.31	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	120,000	80,000	—	—	—	—
Weighted-average sold strike price	$5.17	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.53	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,830,000	2,940,000	1,635,000	300,000	—	—
Spread	$(0.09)	$(0.12)	$(0.06)	$(0.05)	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	283,452	314,281	332,813	326,600	312,000	160,000
Weighted-average fixed price	$95.83	$90.96	$85.83	$84.38	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	23,000	5,000	—	—	—	—
Weighted-average floor price	$82.83	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$105.31	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	134,000	97,500	—	—	—	—
Spread	$(4.32)	$(7.07)	$—	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	167,500	149,200	55,000	—	—	—
Weighted-average fixed price	$43.13	$43.02	$39.28	$—	$—	$—

(1)These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The MEMP Segment basis swaps included in the table above is presented on a disaggregated basis below:

	Remaining
	2014	2015	2016	2017
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,260,000	2,280,000	1,500,000	300,000
Spread	$(0.09)	$(0.11)	$(0.07)	$(0.05)

NGPL STX basis swaps:
Average Monthly Volume (MMBtu)	380,000	—	—	—
Spread	$(0.11)	$—	$—	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	190,000	150,000	135,000	—
Spread	$(0.07)	$(0.08)	$0.07	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	—	210,000	—	—
Spread	$—	$(0.25)	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	—	300,000	—	—
Spread	$—	$(0.09)	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	60,000	57,500	—	—
Spread - Brent	$(9.25)	$(9.73)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	—	—
Spread - WTI	$(3.68)	$(3.25)	$—	$—

LLS Crude basis swaps:
Average Monthly Volume (Bbls)	34,000	—	—	—
Spread - WTI	$3.61	$—	$—	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At September 30, 2014, we had the following interest rate swap open positions:

	Remaining
Credit Facility	2014	2015	2016
MEMP:
Average Monthly Notional (in thousands)	$248,333	$280,833	$150,000
Weighted-average fixed rate	1.299%	1.416%	1.193%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2014 and December 31, 2013.  There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
Type	Balance Sheet Location	2014	2013	2014	2013
		(In thousands)
Commodity contracts	Short-term derivative instruments	$48,405	$21,759	$12,458	$19,739
Interest rate swaps	Short-term derivative instruments	—	845	3,635	3,287
Gross fair value		48,405	22,604	16,093	23,026
Netting arrangements	Short-term derivative instruments	(10,984)	(13,315)	(10,984)	(13,315)
Net recorded fair value	Short-term derivative instruments	$37,421	$9,289	$5,109	$9,711

Commodity contracts	Long-term derivative instruments	$81,306	$83,295	$62,084	$38,495
Interest rate swaps	Long-term derivative instruments	95	39	77	2,303
Gross fair value		81,401	83,334	62,161	40,798
Netting arrangements	Long-term derivative instruments	(46,886)	(34,718)	(46,886)	(34,718)
Net recorded fair value	Long-term derivative instruments	$34,515	$48,616	$15,275	$6,080

(Gains) Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations since derivative instruments are not designated as hedging instruments for accounting and financial reporting purposes. The following table details the gains and losses related to derivative instruments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

		For the Three Months		For the Nine Months
	Statements of	Ended September 30,		Ended September 30,
	Operations Location	2014	2013	2014	2013
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(189,492)	$2,028	$11,580	$(29,556)
Interest rate derivatives	Interest expense, net	(175)	1,926	1,157	69

Note 6.  Asset Retirement Obligations

Asset retirement obligations primarily relate to our portion of future plugging and abandonment costs for wells and related facilities.

The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2014 (in thousands):

Asset retirement obligations at beginning of period	$111,769
Liabilities added from acquisitions or drilling	5,053
Liabilities removed upon sale of wells to an affiliate	(1,636)
Liabilities removed upon plugging and abandoning	(344)
Revisions	67
Accretion expense	4,601
Asset retirement obligations at end of period	$119,510

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7.  Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with offshore Southern California oil and gas properties owned by MEMP.

The components of the restricted investment balance consisted of the following at the dates indicated:

	September 30,	December 31,
	2014	2013
	(In thousands)
BOEM platform abandonment (See Note 15)	$68,970	$66,373
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,592	2,306
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$76,268	$73,385

Note 8.  Long Term Debt

The following table presents our consolidated and combined debt obligations at the dates indicated:

	September 30,	December 31,
	2014	2013
	(In thousands)
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$28,000	$—
WildHorse Resources $1.0 billion revolving credit facility, variable-rate, terminated June 2014	—	203,100
WildHorse Resources $325.0 million second lien term facility, variable-rate, terminated June 2014	—	325,000
10.00%/10.75% senior PIK toggle notes redeemed June 2014 (1)	—	350,000
5.875% senior unsecured notes, due July 2022 (2)	600,000	—
10.00%/10.75% senior PIK toggle notes unamortized discounts	—	(6,950)
Subtotal	628,000	871,150

MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	301,000	103,000
7.625% senior notes, fixed-rate, due May 2021 (3)	700,000	700,000
6.875% senior unsecurred notes, due August 2022 (4)	500,000	—
Unamortized discounts	(17,200)	(10,933)
Subtotal	1,483,800	792,067
Total long-term debt	$2,111,800	$1,663,217

(1)The estimated fair value of this fixed-rate debt was $348.3 million at December 31, 2013.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(2)The estimated fair value of this fixed-rate debt was $582.0 million September 30, 2014.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(3)The estimated fair value of this fixed-rate debt was $700.0 million and $721.0 million at September 30, 2014 and December 31, 2013, respectively.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(4)The estimated fair value of this fixed-rate debt was $475.0 million at September 30, 2014.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. Each of the revolving credit facilities borrowing base is subject to redetermination on at least a semi-annual basis primarily based on estimated proved reserves. The borrowing base for each credit facility was the following at the date indicated (in thousands):

September 30,
2014
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$668,500
MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	1,315,000

Subsequent events. On October 3, 2014, the borrowing base under the MRD revolving credit facility was increased to $725.0 million, and we entered into an amendment to the credit agreement to, among other things, permit us to hedge a larger portion of our anticipated production from our proved reserves. On October 10, 2014, MEMP’s borrowing base under its revolving credit facility was redetermined and increased to $1.44 billion.

MRD Revolving Credit Facility

On June 18, 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility with an initial borrowing base of $725.0 million and aggregate elected commitments of $725.0 million.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Three Months		For the Nine Months
Credit Facility	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
MRD Segment:
MRD revolving credit facility	3.31%	n/a	2.40%	n/a
MRD LLC revolver terminated December 2013	n/a	2.34%	n/a	3.20%
WildHorse Resources revolver terminated June 2014	n/a	4.51%	4.04%	3.44%
WildHorse Resources second lien terminated June 2014	n/a	6.50%	6.44%	6.50%
Black Diamond terminated November 2013	n/a	n/a	n/a	3.34%
MEMP Segment:
MEMP revolving credit facility	2.16%	2.13%	2.08%	2.55%
WHT revolver terminated March 2013	n/a	n/a	n/a	2.29%
Tanos revolver terminated April 2013	n/a	n/a	n/a	2.12%
Stanolind revolver paid off by MEMP October 2013	n/a	3.44%	n/a	3.52%
Boaz revolver terminated October 2013	n/a	2.65%	n/a	2.97%
Crown revolver terminated October 2013	n/a	3.31%	n/a	3.38%
Propel Energy revolver paid off by MEMP October 2013	n/a	3.09%	n/a	3.08%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated and combined debt obligations were as follows at the dates indicated:

	September 30,	December 31,
	2014	2013
	(In thousands)
MRD Segment:
MRD revolving credit facility	$4,433	$—
MRD senior notes	12,825	—
WildHorse Resources revolving credit facility	—	2,436
WildHorse Resources second lien term loan	—	9,030
PIK notes	—	8,261
MEMP Segment:
MEMP revolving credit facility	6,882	5,413
2021 Senior Notes	13,836	15,053
2022 Senior Notes	8,222	—
	$46,198	$40,193

Note 9.  Stockholders’ Equity and Noncontrolling Interests

Common Stock

The Company's authorized capital stock includes 600,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued for the nine months ended September 30, 2014:

Balance January 1, 2014	—
Shares of common stock issued in connection with restructuring transactions (Note 1)	171,000,000
Shares of common stock issued sold in initial public offering (Note 1)	21,500,000
Restricted common shares issued (Note 11)	1,068,422
Restricted common shares forfeited	(9,211)
Balance September 30, 2014	193,559,211

See Note 11 for additional information regarding restricted common shares that were granted in connection with our initial public offering.  Restricted shares of common stock are considered issued and outstanding on the grant date of restricted stock award.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Preferred Stock

Our amended and restated certificate of incorporation authorizes our board of directors (“Board”), subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time one or more classes or series of preferred stock, par value $0.01 per share, covering up to an aggregate of 50,000,000 shares of preferred stock.  There are no shares issued and outstanding as of September 30, 2014.

Dividend Policy

We do not anticipate declaring or providing any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. The decision whether to pay dividends in the future will be made by our Board in light of conditions then existing, including factors such as our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements, and other contracts and other factors our Board deems relevant.

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

On July 15, 2014, MEMP sold 9,890,000 common units representing limited partner interests in MEMP (including 1,290,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the underwriters at a negotiated price of $22.25 per unit generating total net proceeds of approximately $220.0 million after deducting offering expenses.  The net proceeds from the equity offering were used to repay a portion of the outstanding borrowings under MEMP’s revolving credit facility.

On September 9, 2014, MEMP issued 14,950,000 common units representing limited partner interests in MEMP (including 1,950,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $22.29 per unit generating total net proceeds of approximately $321.6 million after deducting underwriting discounts and offering expenses.  The net proceeds from the equity offering were used to repay a portion of the outstanding borrowings under MEMP’s revolving credit facility.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10.  Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2014
Numerator:
Net income (loss) available to common stockholders	$9,928	$(951,801)

Denominator:
Weighted average common shares outstanding	192,500	192,500
Restricted common shares (1)	216	—
Weighted average common and common equivalent shares outstanding	192,716	192,500

Basic EPS	$0.05	$(4.94)
Diluted EPS	$0.05	$(4.94)

(1)The treasury stock method is applied to determine the dilutive effect of the unvested restricted common shares. The restricted common shares were antidilutive due to net losses and excluded from the diluted EPS calculation for the nine months ending September 30, 2014. There were 206,956 incremental shares excluded from the computation of diluted EPS for the nine months ending September 30, 2014.

Our supplemental basic and diluted EPS includes earnings allocated to both previous owners and MRD LLC members for all periods presented due to common control considerations.  The following sets forth the calculation of our supplemental EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2014
Numerator:
Net income (loss) attributable to Memorial Resource Development Corp.	$9,928	$(930,071)

Denominator:
Weighted average common shares outstanding	192,500	192,500
Restricted common shares (1)	216	—
Weighted average common and common equivalent shares outstanding	192,716	192,500

Basic EPS	$0.05	$(4.83)
Diluted EPS	$0.05	$(4.83)

(1)The treasury stock method is applied to determine the dilutive effect of the unvested restricted common shares. The restricted common shares were antidilutive due to net losses and excluded from the diluted EPS calculation for the nine months ending September 30, 2014. There were 206,956 incremental shares excluded from the computation of diluted EPS for the nine months ending September 30, 2014.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11.  Long-Term Incentive Plans

MRD

In June 2014, our Board adopted the Memorial Resource Development Corp. 2014 Long Term Incentive Plan (“MRD LTIP”) for the employees of the Company and the Board.  The MRD LTIP became effective upon filing of a registration statement on Form S-8 with the SEC on June 18, 2014. The MRD LTIP provides for potential grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock, dividend equivalents, performance awards, annual incentive awards, and other stock-based awards. The MRD LTIP initially limits the number of common shares that may be delivered pursuant to awards under the plan to 19,250,000 common shares. Common shares that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The MRD LTIP will be administered by our Board or a committee thereof.

In connection with our initial public offering, our Board approved an aggregate award of 1,052,633 shares of restricted stock under the MRD LTIP to certain of our key employees, including each of our executive officers. These restricted stock awards will vest ratably on a four-year annual vesting schedule from the date of the grant and are subject to restrictions on transferability and customary forfeiture provisions.  An award of 5,263 shares of restricted stock was also granted to each of our independent directors. These restricted stock awards will vest one year from the date of the grant and are also subject to restrictions on transferability and customary forfeiture provisions.

Award recipients are entitled to all the rights of absolute ownership of the restricted common shares, including the right to vote those shares and to receive dividends thereon if, as, and when declared by our Board.  The term “restricted common share” represents a time-vested share.  Such awards are non-vested until the required service period expires.

The following table summarizes information regarding restricted common share awards granted under the MRD LTIP for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common shares outstanding at December 31, 2013	—	$—
Granted (2)	1,068,422	$19.00
Forfeited	(9,211)	$19.00
Restricted common units outstanding at September 30, 2014	1,059,211	$19.00

(1) Determined by dividing the aggregate grant date fair value of awards issued.

(2)   The aggregate grant date fair value of restricted common share awards issued in 2014 was $20.3 million   based on a grant date market price of $19.00 per share.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months		For the Nine Months
Ended September 30,		Ended September 30,
2014	2013	2014	2013
$1,313	$—	$1,487	$—

The unrecognized compensation cost associated with restricted common share awards was $18.6 million at September 30, 2014.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 3.68 years.

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

The following table summarizes information regarding restricted common unit awards granted under the MEMP LTIP for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2013	706,927	$18.62
Granted (2)	684,954	$22.39
Forfeited	(36,112)	$20.43
Vested	(260,067)	$18.56
Restricted common units outstanding at September 30, 2014	1,095,702	$20.93

(1) Determined by dividing the aggregate grant date fair value of awards issued.

(2)   The aggregate grant date fair value of restricted common unit awards issued in 2014 was $15.3 million   based on a grant date market price range of $21.99 - $23.40 per unit

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months		For the Nine Months
Ended September 30,		Ended September 30,
2014	2013	2014	2013
$2,427	$1,237	$5,387	$2,322

The unrecognized compensation cost associated with restricted common unit awards was $19.1 million at September 30, 2014.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years.  Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to noncontrolling interests as presented on our unaudited condensed statements of consolidated and combined cash flows.

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

On April 1, 2013, Tanos’ management team sold its 1.066% interest in Tanos to Memorial Resource and all incentive units held were forfeited. Compensation expense of approximately $5.8 million was recorded by Tanos and recognized as a component of general and administrative expense during the nine months ended September 30, 2013.

Compensation expense of approximately $1.0 million and $19.1 million was recorded by BlueStone (see Note 3) and recognized as a component of incentive unit compensation expense during the nine months ended September 30, 2014 and 2013, respectively.

In connection with the our initial public offering, certain former management members of WildHorse Resources contributed their 0.1% membership interest in WildHorse Resources as well as their incentive units in exchange for 42,334,323 shares of our common stock and cash consideration of $30.0 million. The portion of the total consideration related to acquiring the 0.1% membership interest was accounted for as the acquisition of noncontrolling interests. The difference between the carrying amount of the noncontrolling interest of $0.4 million and the fair value of the consideration paid of $3.3 million was recognized directly in stockholders’ equity as additional paid in capital. Compensation expense of approximately $831.1 million was recognized as a component of incentive unit compensation expense during the nine months ended September 30, 2014 related to the incentive units, of which approximately $26.7 million was paid in cash and the remaining $804.4 million related to the issuance of our common stock.

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

The holders of the Exchanged Incentive Units are eligible to participate in 9.3% of any future distributions made by MRD Holdco.  The payment likelihood was deemed probable as a result of our initial public offering and the reasonable expectation that MRD Holdco will monetize the shares of our common stock it owns over an estimated three year period as market conditions permit.  We recognized $136.7 million of compensation expense offset by a deemed capital contribution from MRD Holdco and the unrecognized compensation expense of approximately $158.5 million as of September 30, 2014 will be recognized over the remaining expected service period.   The fair value of the Exchanged Incentive Units will be remeasured on a quarterly basis until all payments have been made. The settlement obligation rests with MRD Holdco.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense will be allocated to us in future periods offset by capital contributions.  As such, these awards are not dilutive to our stockholders.

Subsequent to our initial public offering, MRD Holdco granted the remaining 70 incentive units to certain key employees (the “Subsequent Incentive Units”).  The holders of the Subsequent Incentive Units are eligible to participate in 0.7% of any future distributions made by MRD Holdco once payout associated with these incentive units has been achieved.  The payment likelihood was deemed probable at September 30, 2014 as a result of our initial public offering and the reasonable expectation that MRD Holdco will monetize the shares of our common stock it owns over an estimated three year period as market conditions permit.  We recognized $0.6 million of compensation expense and the unrecognized compensation expense of approximately $5.3 million as of September 30, 2014 will be recognized over the remaining expected service period.  The fair value of the Subsequent Incentive Units will be remeasured on a quarterly basis until all payments have been made. No payments will ever be made by us related to these incentive units; however, non-cash compensation expense will be allocated to us in future periods offset by capital contributions.  As such, these awards are not dilutive to our stockholders.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Exchanged Incentive Units	Subsequent Incentive Units
Valuation date	9/30/2014	9/30/2014
Dividend yield	0%	0%
Expected volatility	21.47%	21.47%
Risk-free rate	0.90%	0.90%
Expected life (years)	2.67	2.67

Note 13.  Related Party Transactions

Amounts due to (due from) MRD Holdco and certain affiliates of NGP at September 30, 2014 and December 31, 2013 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

NGPCIF NPI Acquisition

WildHorse Resources purchased a net profits interest from NGPCIF on February 28, 2014 for a purchase price of $63.4 million (see Note 1). This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. WildHorse Resources recorded the following net assets (in thousands):

Accounts receivable	$2,274
Oil and natural gas properties, net	40,056
Accrued liabilities	(297)
Asset retirement obligations	(277)
Net assets	$41,756

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

MEMP acquired of all the outstanding membership interests in Tanos for a purchase price of approximately $77.4 million on October 1, 2013.

MEMP acquired of all the outstanding membership interests in Prospect from Black Diamond for a purchase price of approximately $16.3 million on October 1, 2013.

MEMP acquired of certain of the oil and natural gas properties in Jackson County, Texas from MRD LLC for a purchase price of approximately $2.6 million on October 1, 2013.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On June 18, 2014, in connection with our initial public offering and the related restructuring transactions (see Note 1), WHR Management Company was sold by WildHorse Resources to an affiliate of the Funds for net book value.  The net book value of the assets sold was as follows (in thousands):

Cash and cash equivalents	$33,001
Restricted cash	300
Accounts receivable	5,256
Prepaid expenses and other current assets	379
Property, plant and equipment, net	3,410
Other long-term assets	4
Accounts payable	(19,959)
Accounts payable - affiliates	(17,099)
Accrued liabilities	(5,061)
Net assets	$231

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

Gas Processing Agreement

On March 17, 2014, WildHorse Resources entered into a gas processing agreement with PennTex North Louisiana, LLC (“PennTex”). PennTex is a joint venture among certain affiliates of NGP in which MRD Holdco, through its subsidiary MRD Midstream LLC, owns a minority interest. Once PennTex’s processing plant becomes operational, it will process natural gas produced from wells located on certain leases owned by WildHorse Resources in the state of Louisiana. The agreement has a 15-year primary term, subject to one-year extensions at either party’s election. WildHorse Resources will pay PennTex a monthly fee, subject to an annual inflationary escalation, based on volumes of natural gas delivered and processed. Once the plant is declared operational, WildHorse Resources will be obligated to pay a minimum processing fee equal to approximately $18.3 million on an annual basis, subject to certain adjustments and conditions. The gas processing agreement requires that the processing plant be operational no later than November 1, 2015.

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

We have two reportable business segments, both of which are engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our reportable business segments are as follows:

•	MRD—reflects the combined operations of the Company, MRD LLC, WildHorse Resources and its previous owners, Classic and Classic GP, Black Diamond, BlueStone, Beta Operating and MEMP GP.
•	MEMP—reflects the combined operations of MEMP, its previous owners, and historical dropdown transactions that occurred between MEMP and other MRD LLC consolidating subsidiaries.

We evaluate segment performance based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss), plus interest expense; loss on extinguishment of debt; income tax expense; depreciation, depletion and amortization (“DD&A”); impairment of goodwill and long-lived properties; accretion of asset retirement obligations (“AROs”); losses on commodity derivative contracts and cash settlements received; losses on sale of properties; incentive-based compensation expenses; exploration costs; provision for environmental remediation; equity loss from MEMP (MRD Segment only); cash distributions from MEMP (MRD Segment only); acquisition related costs; amortization of investment premium; and other non-routine items, less interest income; income tax benefit; gains on commodity derivative contracts and cash settlements paid; equity income from MEMP (MRD Segment only); gains on sale of assets and other non-routine items.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents selected business segment information for the periods indicated (in thousands):

			Other,	Consolidated
			Adjustments &	& Combined
	MRD	MEMP	Eliminations	Totals
Total revenues:
Three months ended September 30, 2014	$98,342	$147,243	$(92)	$245,493
Three months ended September 30, 2013	60,294	93,240	(19)	153,515
Nine months ended September 30, 2014	301,492	371,530	(137)	672,885
Nine months ended September 30, 2013	171,361	251,516	(136)	422,741
Adjusted EBITDA: (1)
Three months ended September 30, 2014	83,388	90,045	22	173,455
Three months ended September 30, 2013	56,836	58,623	(18,447)	97,012
Nine months ended September 30, 2014	247,335	218,842	(18,912)	447,265
Nine months ended September 30, 2013	153,679	157,160	(19,554)	291,285
Segment assets: (2)
As of September 30, 2014	1,232,146	2,749,452	40,069	4,021,667
As of December 31, 2013	1,281,134	1,552,307	(4,280)	2,829,161
Total cash expenditures for additions to long-lived assets:
Nine months ended September 30, 2014	(276,982)	(1,273,157)	—	(1,550,139)
Nine months ended September 30, 2013	(198,220)	(165,403)	—	(363,623)

(1)Adjustments and eliminations for the three and nine months ended September 30, 2014 and 2013 include amounts related to the MRD's Segment equity investments in the MEMP Segment as well as the elimination of less than $0.1 million and $6.1 million of cash distributions that MEMP paid MRD for the three and nine months ended September 30, 2014, respectively, and $6.4 million and $19.1 million of cash distributions that MEMP paid MRD LLC for the three and nine months ended September 30, 2013, respectively, related to MRD LLC's partnership interests in MEMP.

(2)Adjustments and eliminations primarily represent the elimination of the MRD's Segment equity investments in the MEMP Segment.  The adjustment at September 30, 2014 and December 31, 2013 also includes $47.3 million and $49.9 million, respectively related to an impairment recognized by the MEMP Segment during 2013.  This impairment did not exist on a consolidated basis.

Calculation of Reportable Segments’ Adjusted EBITDA

	For the Three Months
	Ended September 30, 2014
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$9,866	$103,226	$113,092
Interest expense, net	9,886	26,459	36,345
Income tax expense (benefit)	25,834	—	25,834
DD&A	39,550	43,928	83,478
Impairment of proved oil and natural gas properties	—	67,181	67,181
Accretion of AROs	170	1,383	1,553
(Gain) loss on commodity derivative instruments	(33,090)	(156,402)	(189,492)
Cash settlements received (paid) on commodity derivative instruments	3,699	876	4,575
Acquisition related costs	500	925	1,425
Incentive-based compensation expense	26,862	2,427	29,289
Exploration costs	133	42	175
Non-cash equity (income) loss from MEMP	(86)	—	(86)
Cash distributions from MEMP	64	—	64
Adjusted EBITDA	$83,388	$90,045	$173,433

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Three Months
	Ended September 30, 2013
			Combined
	MRD	MEMP	Totals
		(In thousands)
Net income (loss)	$73,874	$(39,039)	$34,835
Interest expense, net	9,041	11,574	20,615
Income tax expense (benefit)	1,147	97	1,244
DD&A	20,476	24,660	45,136
Impairment of proved oil and natural gas properties	—	50,310	50,310
Accretion of AROs	178	1,176	1,354
(Gain) loss on commodity derivative instruments	213	1,815	2,028
Cash settlements received (paid) on commodity derivative instruments	3,368	3,678	7,046
(Gain) loss on sale of properties	(90,083)	20	(90,063)
Acquisition related costs	667	2,310	2,977
Incentive-based compensation expense	19,069	1,237	20,306
Non-cash compensation expense	—	(68)	(68)
Exploration costs	439	853	1,292
Non-cash equity (income) loss from MEMP	12,058	—	12,058
Cash distributions from MEMP	6,389	—	6,389
Adjusted EBITDA	$56,836	$58,623	$115,459

	For the Nine Months
	Ended September 30, 2014
			Combined
	MRD	MEMP	Totals
		(In thousands)
Net income (loss)	$(930,149)	$(45,037)	$(975,186)
Interest expense, net	44,355	60,573	104,928
Loss on extinguishment of debt	37,248	—	37,248
Income tax expense (benefit)	14,323	75	14,398
DD&A	107,496	105,830	213,326
Impairment of proved oil and natural gas properties	—	67,181	67,181
Accretion of AROs	495	4,106	4,601
(Gain) loss on commodity derivative instruments	(17,130)	28,710	11,580
Cash settlements received (paid) on commodity derivative instruments	(4,930)	(14,999)	(19,929)
(Gain) loss on sale of properties	3,057	—	3,057
Acquisition related costs	1,568	3,912	5,480
Incentive-based compensation expense	970,877	5,387	976,264
Exploration costs	1,213	252	1,465
Provision for environmental remediation	—	2,852	2,852
Non-cash equity (income) loss from MEMP	12,844	—	12,844
Cash distributions from MEMP	6,068	—	6,068
Adjusted EBITDA	$247,335	$218,842	$466,177

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Nine Months
	Ended September 30, 2013
			Combined
	MRD	MEMP	Totals
		(In thousands)
Net income (loss)	$114,628	$9,359	$123,987
Interest expense, net	15,947	26,047	41,994
Income tax expense (benefit)	1,147	285	1,432
DD&A	62,605	69,723	132,328
Impairment of proved oil and natural gas properties	—	50,310	50,310
Accretion of AROs	547	3,469	4,016
(Gain) loss on commodity derivative instruments	(8,361)	(21,195)	(29,556)
Cash settlements received (paid) on commodity derivative instruments	9,125	14,081	23,206
(Gain) loss on sale of properties	(83,370)	(2,848)	(86,218)
Acquisition related costs	1,651	3,422	5,073
Incentive-based compensation expense	19,069	2,322	21,391
Non-cash compensation expense	—	1,057	1,057
Exploration costs	1,137	1,128	2,265
Non-cash equity (income) loss from MEMP	454	—	454
Cash distributions from MEMP	19,100	—	19,100
Adjusted EBITDA	$153,679	$157,160	$310,839

The following table presents a reconciliation of total reportable segments’ Adjusted EBITDA to net income (loss) for each of the periods indicated (in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Total Reportable Segments' Adjusted EBITDA	$173,433	$115,459	$466,177	$310,839
Adjustments to reconcile Adjusted EBITDA to net income (loss):
Interest expense, net	(36,345)	(20,615)	(104,928)	(41,994)
Loss on extinguishment of debt	—	—	(37,248)	—
Income tax benefit (expense)	(25,834)	(1,244)	(14,398)	(1,432)
DD&A	(84,447)	(45,136)	(215,906)	(132,328)
Impairment of proved oil and natural gas properties	(67,181)	(21)	(67,181)	(21)
Accretion of AROs	(1,553)	(1,354)	(4,601)	(4,016)
Gains (losses) on commodity derivative instruments	189,492	(2,028)	(11,580)	29,556
Cash settlements paid (received) on commodity derivative instruments	(4,575)	(7,046)	19,929	(23,206)
Gain (loss) on sale of properties	—	90,063	(3,057)	86,218
Acquisition related costs	(1,425)	(2,977)	(5,480)	(5,073)
Incentive-based compensation expense	(29,289)	(20,306)	(976,264)	(21,391)
Non-cash compensation expense	—	68	—	(1,057)
Exploration costs	(175)	(1,292)	(1,465)	(2,265)
Provision for environmental remediation	—	—	(2,852)	—
Cash distributions from MEMP	(64)	(6,389)	(6,068)	(19,100)
Other non-cash equity (income) loss	—	(1,220)	—	(430)
Net income (loss)	$112,037	$95,962	$(964,922)	$174,300

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Included below is our consolidated and combined statement of operations disaggregated by reportable segment for the period indicated (in thousands):

	For the Three Months
	Ended September 30, 2014
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined Totals
Revenues:
Oil & natural gas sales	$98,337	$145,824	$—	$244,161
Other revenues	5	1,419	(92)	1,332
Total revenues	98,342	147,243	(92)	245,493

Costs and expenses:
Lease operating	6,991	39,312	(92)	46,211
Pipeline operating	—	431	—	431
Exploration	133	42	—	175
Production and ad valorem taxes	3,571	10,469	—	14,040
Depreciation, depletion, and amortization	39,550	43,928	969	84,447
Impairment of proved oil and natural gas properties	—	67,181	—	67,181
Incentive unit compensation expense	25,550	—	—	25,550
General and administrative	9,982	11,214	—	21,196
Accretion of asset retirement obligations	170	1,383	—	1,553
(Gain) loss on commodity derivative instruments	(33,090)	(156,402)	—	(189,492)
(Gain) loss on sale of properties	—	—	—	—
Total costs and expenses	52,857	17,558	877	71,292
Operating income (loss)	45,485	129,685	(969)	174,201
Other income (expense):
Interest expense, net	(9,886)	(26,459)	—	(36,345)
Loss on extinguishment of debt	—	—	—	—
Earnings from equity investments	86	—	(86)	—
Other, net	15	—	—	15
Total other income (expense)	(9,785)	(26,459)	(86)	(36,330)
Income (loss) before income taxes	35,700	103,226	(1,055)	137,871
Income tax benefit (expense)	(25,834)	—	—	(25,834)
Net income (loss)	$9,866	$103,226	$(1,055)	$112,037

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Three Months
	Ended September 30, 2013
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined Totals
Revenues:
Oil & natural gas sales	$60,179	$92,583	$—	$152,762
Other revenues	115	657	(19)	753
Total revenues	60,294	93,240	(19)	153,515

Costs and expenses:
Lease operating	6,144	23,334	(83)	29,395
Pipeline operating	—	394	—	394
Exploration	439	853	—	1,292
Production and ad valorem taxes	1,354	6,068	—	7,422
Depreciation, depletion, and amortization	20,476	24,660	—	45,136
Impairment of proved oil and natural gas properties	—	50,310	(50,289)	21
Incentive unit compensation expense	19,069	—	—	19,069
General and administrative	7,653	11,928	65	19,646
Accretion of asset retirement obligations	178	1,176	—	1,354
(Gain) loss on commodity derivative instruments	213	1,815	—	2,028
(Gain) loss on sale of properties	(90,083)	20	—	(90,063)
Other, net	—	50	(26)	24
Total costs and expenses	(34,557)	120,608	(50,333)	35,718
Operating income (loss)	94,851	(27,368)	50,314	117,797
Other income (expense):
Interest expense, net	(9,041)	(11,574)	—	(20,615)
Earnings from equity investments	(10,838)	—	10,838	—
Other, net	49	—	(25)	24
Total other income (expense)	(19,830)	(11,574)	10,813	(20,591)
Income (loss) before income taxes	75,021	(38,942)	61,127	97,206
Income tax benefit (expense)	(1,147)	(97)	—	(1,244)
Net income (loss)	$73,874	$(39,039)	$61,127	$95,962

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Nine Months
	Ended September 30, 2014
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined Totals
Revenues:
Oil & natural gas sales	$300,931	$368,370	$—	$669,301
Other revenues	561	3,160	(137)	3,584
Total revenues	301,492	371,530	(137)	672,885

Costs and expenses:
Lease operating	18,657	93,367	(137)	111,887
Pipeline operating	—	1,596	—	1,596
Exploration	1,213	252	—	1,465
Production and ad valorem taxes	10,494	23,129	—	33,623
Depreciation, depletion, and amortization	107,496	105,830	2,580	215,906
Impairment of proved oil and natural gas properties	—	67,181	—	67,181
Incentive unit compensation expense	969,390	—	—	969,390
General and administrative	29,301	31,760	—	61,061
Accretion of asset retirement obligations	495	4,106	—	4,601
(Gain) loss on commodity derivative instruments	(17,130)	28,710	—	11,580
(Gain) loss on sale of properties	3,057	—	—	3,057
Other, net	—	(12)	—	(12)
Total costs and expenses	1,122,973	355,919	2,443	1,481,335
Operating income (loss)	(821,481)	15,611	(2,580)	(808,450)
Other income (expense):
Interest expense, net	(44,355)	(60,573)	—	(104,928)
Loss on extinguishment of debt	(37,248)	—	—	(37,248)
Earnings from equity investments	(12,844)	—	12,844	—
Other, net	102	—	—	102
Total other income (expense)	(94,345)	(60,573)	12,844	(142,074)
Income (loss) before income taxes	(915,826)	(44,962)	10,264	(950,524)
Income tax benefit (expense)	(14,323)	(75)	—	(14,398)
Net income (loss)	$(930,149)	$(45,037)	$10,264	$(964,922)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Nine Months
	Ended September 30, 2013
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined Totals
Revenues:
Oil & natural gas sales	$171,013	$249,844	$—	$420,857
Other revenues	348	1,672	(136)	1,884
Total revenues	171,361	251,516	(136)	422,741

Costs and expenses:
Lease operating	17,065	64,922	(241)	81,746
Pipeline operating	—	1,343	—	1,343
Exploration	1,137	1,128	—	2,265
Production and ad valorem taxes	8,563	14,915	—	23,478
Depreciation, depletion, and amortization	62,605	69,723	—	132,328
Impairment of proved oil and natural gas properties	—	50,310	(50,289)	21
Incentive unit compensation expense	19,069	—	—	19,069
General and administrative	22,466	33,411	105	55,982
Accretion of asset retirement obligations	547	3,469	—	4,016
(Gain) loss on commodity derivative instruments	(8,361)	(21,195)	—	(29,556)
(Gain) loss on sale of properties	(83,370)	(2,848)	—	(86,218)
Other, net	(25)	647	—	622
Total costs and expenses	39,696	215,825	(50,425)	205,096
Operating income (loss)	131,665	35,691	50,289	217,645
Other income (expense):
Interest expense, net	(15,947)	(26,047)	—	(41,994)
Earnings from equity investments	(24)	—	24	—
Other, net	81	—	—	81
Total other income (expense)	(15,890)	(26,047)	24	(41,913)
Income before income taxes	115,775	9,644	50,313	175,732
Income tax benefit (expense)	(1,147)	(285)	—	(1,432)
Net income (loss)	$114,628	$9,359	$50,313	$174,300

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

At September 30, 2014 and December 31, 2013, we had $2.3 million and $0.6 million of environmental reserves recorded on our balance sheets, respectively.  During the nine months ended September 30, 2014, MEMP recorded $2.9 million of estimated environmental remediation expenses associated with its Permian and Wyoming oil and gas properties.  These expenses are reflected as a component of lease operating expenses on our statement of operations.  Environmental costs for remediation are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Bond for Decommissioning Liabilities Trust Agreement

The trust account is held by Rise Energy Operating, LLC (“REO”), a wholly-owned subsidiary of MEMP, for the benefit of all working interest owners.  The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of September 30, 2014 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$133,275
Less: Outside working interest owners share	(64,305)
$68,970

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2015	$72,450
June 30, 2016	$76,590
December 31, 2016	$78,660

As of September 30, 2014, the maximum remaining obligation net to REO’s interest was approximately $9.7  million.

Purchase Commitment Assumed

At September 30, 2014, MEMP had a CO2 purchase commitment with a third party that was assumed in its Wyoming Acquisition. The table below outlines MEMP’s purchase commitment under the contract for the remainder of 2014 and annually thereafter (in thousands):

		Payment or Settlement due by Period
Purchase commitment	Total	Remainder 2014	2015	2016	2017	2018	Thereafter

CO2 minimum purchase commitment:
Estimated payment obligation	$62,103	$3,203	$12,222	$12,101	$11,624	$7,872	$15,081

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

WildHorse Resources’ minimum commitments to the Gatherer, before other owner contributions, as of September 30, 2014 were as follows (in thousands):

	Dubach	Dubberly
2014	$3,446	$1,436
2015	13,671	11,393
2016	13,709	11,424
2017	13,671	11,393
2018	12,772	10,643
Total	$57,269	$46,289

Related Party Agreements

On March 17, 2014, WildHorse Resources entered into a gas processing agreement with PennTex. See Note 13 for additional information.

Classic Operating entered into a gas gathering agreement and water disposal agreement with Classic Pipeline. See Note 13 for additional information.

Note 16.  Subsequent Events

Common Control Transaction

On October 1, 2014, MRD sold certain oil and natural gas properties in Colorado to MEMP for a purchase price of $15 million, subject to customary post-closing adjustments.  The properties are located in Weld County, Colorado in the Wattenberg Field. The properties are 100% non-operated and included interests in 74 gross wells. The transaction had an effective date of October 1, 2014 and was funded with borrowings under MEMP’s revolving credit facility. The transaction was approved by our Board and its audit committee, which is comprised entirely of independent directors.

MRD Revolving Credit Facility

On October 3, 2014, the borrowing base under our credit facility was increased. For additional information regarding MRD’s revolving credit facility, see Note 8.

MEMP Revolving Credit Facility

On October 10, 2014, the borrowing base under the MEMP credit facility was redetermined and increased. For additional information regarding MEMP’s revolving credit facility, see Note 8.

Terryville Mineral & Royalty Partners LP

On November 4, 2014, the Company’s wholly-owned subsidiary, Terryville Mineral & Royalty Partners LP (“TRVL”), filed a registration statement on Form S-1 with the SEC in connection with its proposed initial public offering of common units representing limited partner interests. In connection with the closing of the proposed offering, the Company will contribute to TRVL certain overriding royalty interests in approximately 27,000 gross acres in the Terryville Complex in exchange for limited partner interests in TRVL.  The royalty interests will entitle TRVL to receive 7% of gross revenues from production within such acreage on all of the Company’s existing horizontal producing wells and future wells completed by the Company. TRVL intends to distribute the net proceeds from the proposed offering to the Company.  A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may any offers to buy be accepted prior to the time the registration statement becomes effective, and this report does not constitute an offer to sell or a solicitation of any offers to buy these securities.

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

We have two reportable business segments, both of which are engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our reportable business segments are as follows:

•	MRD—reflects the combined operations of the Company, MRD LLC, WildHorse Resources and its previous owners, Classic and Classic GP, Black Diamond, BlueStone, Beta Operating and MEMP GP.
•	MEMP—reflects the combined operations of MEMP, its previous owners, and historical dropdown transactions that occurred between MEMP and other MRD LLC consolidating subsidiaries.

Segment financial information has been retrospectively revised for the following material common control transactions between MEMP and MRD LLC for comparability purposes:

•	acquisition by MEMP of all the outstanding membership interests in Tanos Energy, LLC (“Tanos”) for a purchase price of approximately $77.4 million on October 1, 2013;
•	acquisition by MEMP of all the outstanding membership interests in Prospect Energy, LLC (“Prospect Energy”) from Black Diamond for a purchase price of approximately $16.3 million on October 1, 2013;
•	acquisition by MEMP of certain of the oil and natural gas properties in Jackson County, Texas from MRD LLC for a purchase price of approximately $2.6 million on October 1, 2013; and
•	acquisition by MEMP of all the outstanding membership interests in WHT Energy Partners LLC(“WHT”) for a purchase price of approximately $200.0 million on March 28, 2013.

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

Significant Recent Developments

There were no significant recent developments subsequent to September 30, 2014 through the filing date of this filing, except for the following:

Terryville Mineral & Royalty Partners LP

On November 4, 2014, the Company’s wholly-owned subsidiary, Terryville Mineral & Royalty Partners LP (“TRVL”), filed a registration statement on Form S-1 with the SEC in connection with its proposed initial public offering of common units representing limited partner interests. In connection with the closing of the proposed offering, the Company will contribute to TRVL certain overriding royalty interests in approximately 27,000 gross acres in the Terryville Complex in exchange for limited partner interests in TRVL.  The royalty interests will entitle TRVL to receive 7% of gross revenues from production within such acreage on all of the Company’s existing horizontal producing wells and future wells completed by the Company. TRVL intends to distribute the net proceeds from the proposed offering to the Company.  A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may any offers to buy be accepted prior to the time the registration statement becomes effective, and this report does not constitute an offer to sell or a solicitation of any offers to buy these securities.

Sources of Revenues

Both the MRD and MEMP Segment’s revenues are derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from natural gas during processing. Production revenues are derived entirely from the continental United States. Natural gas, NGL and oil prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in natural gas and oil prices on revenues, or to protect the economics of property acquisitions, both segments intend to periodically enter into derivative contracts with respect to a significant portion of their estimated natural gas and oil production through various transactions that fix the future prices received. These transactions may include price swaps whereby the applicable segment will receive a fixed price for production and pay a variable market price to the contract counterparty. Additionally, either segment may enter into costless collars, whereby the applicable segment receives the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. At the end of each period the fair value of these commodity derivative instruments are estimated and, because hedge accounting is not elected, the changes in the fair value of unsettled commodity derivative instruments are recognized in earnings at the end of each accounting period.

Principal Components of Cost Structure

•

Lease operating expenses. These are the day to day costs incurred to maintain production of our natural gas, NGLs and oil. Such costs include utilities, direct labor, water injection and disposal, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services.

•

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

•	Exploration expense. These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes and unsuccessful leasing efforts.
•

Impairment of unproved and proved properties. For unproved properties, these primarily include costs associated with lease expirations. Proved properties are impaired whenever the carrying value of the properties exceed their estimated undiscounted future cash flows.

•

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

•

Incentive unit compensation expense. For more information regarding compensation expense recognized associated with incentive units, see Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

•

General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expense associated with certain long-term incentive-based plans, franchise taxes, audit and other professional fees, and legal compliance expenses.

•

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

•

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

Results of Operations

Consolidated

Selected consolidated and combined results of operations for the three and nine months ended September 30, 2014 and 2013 are presented below and have been derived from our consolidated and combined financial statements included under Item 1 of this quarterly report

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Oil & natural gas sales	$244,161	$152,762	$669,301	$420,857
Lease operating	46,211	29,395	111,887	81,746
Exploration	175	1,292	1,465	2,265
Production and ad valorem taxes	14,040	7,422	33,623	23,478
Depreciation, depletion, and amortization	84,447	45,136	215,906	132,328
Impairment of proved oil and natural gas properties	67,181	21	67,181	21
Incentive unit compensation expense	25,550	19,069	969,390	19,069
General and administrative	21,196	19,646	61,061	55,982
(Gain) loss on commodity derivative instruments	(189,492)	2,028	11,580	(29,556)
(Gain) loss on sale of properties	—	(90,063)	3,057	(86,218)
Interest expense, net	(36,345)	(20,615)	(104,928)	(41,994)
Loss on extinguishment of debt	—	—	(37,248)	—
Net income (loss)	112,037	95,962	(964,922)	174,300

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net income of $112.0 million was generated for the three months ended September 30, 2014 compared to net income of $96.0 million for the three months ended September 30, 2013.

•

Oil, natural gas and NGL revenues for 2014 totaled $244.2 million, an increase of $91.4 million compared with 2013. Production increased 13.4 Bcfe (approximately 49%) primarily due to acquisitions and drilling activities in North Louisiana and East Texas. The average realized sales price increased $0.41 per Mcfe primarily due to higher natural gas prices.  The favorable volume and pricing variance contributed to an approximate $74.8 million and $16.6 million increase in revenues, respectively.

•

Lease operating expenses were $46.2 million and $29.4 million for 2014 and 2013, respectively, an increase of $16.8 million primarily due to increased production volumes.  On a per Mcfe basis, lease operating expenses increased to $1.14 for 2014 from $1.08 for 2013.

•

DD&A expense for 2014 was $84.4 million compared to $45.1 million for 2013, a $39.3 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to acquisitions and drilling activities in North Louisiana and East Texas. Increased production volumes caused DD&A expense to increase by an approximate $22.1 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximate $17.2 million.

•

Impairments for 2014 totaled $67.2 million primarily related to certain MEMP properties located in South Texas. The estimated future cash flows expected for these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs. We recognized impairment charges of less than $0.1 million on a consolidated basis for 2013.

•

Incentive unit compensation expense for 2014 was $25.6 million, which related to MRD Holdco incentive units and compensation expense of approximately $19.1 million was recorded by BlueStone in 2013. For more information regarding the recognition of compensation expense associated with incentive units, see Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

•

General and administrative expenses for 2014 were $21.2 million compared to $19.6 million for 2013. General and administrative expenses for 2014 included $3.7 million of compensation expense associated with long-term incentive plans and $1.4 million of acquisition-related costs.  General and administrative expenses for 2013 included $1.2 million of compensation expense associated with long-term incentive plans, and $3.0 million of acquisition-related costs. Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods.

For more information regarding the recognition of compensation expense associated with long-term incentive plans and incentive units, see Notes 11 and 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

•

Net gains on commodity derivative instruments of $189.5 million were recognized during 2014, consisting of $4.6 million of cash settlement receipts in addition to a $184.9 million increase in the fair value of open hedge positions. Net losses on commodity derivative instruments of $2.0 million were recognized during 2013, consisting of $7.0 million of cash settlement receipts, offset by a $9.0 million decrease in the fair value of open hedge positions.

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

•

Interest expense was $36.3 million during 2014, an increase of $15.7 million from 2013. The increase in interest expense was primarily due to higher levels of indebtedness. The mix of debt was also a contributing factor. The MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes carry a higher interest rate compared to debt under revolving credit facilities.

•	During 2013, BlueStone entered into an agreement with a third party to sell its remaining interest in certain properties and recognized a gain of $90.1 million.

Please see segment discussion below for further information regarding changes in other line items on a segment basis.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

A net loss of $964.9 million was generated for the nine months ended September 30, 2014 compared to net income of $174.3 million for nine months ended September 30, 2013. The net loss recorded during 2014 was primarily due to compensation expense recognized associated with incentive units as discussed below.

•

Oil, natural gas and NGL revenues for 2014 totaled $669.3 million, an increase of $248.4 million compared with 2013.  Production increased 33.9 Bcfe (approximately 45%) primarily due to acquisitions and drilling activities in North Louisiana and East Texas. The average realized sales price increased $0.53 per Mcfe primarily due to higher natural gas prices.  The favorable volume and pricing variance contributed to an approximate $190.3 million and $58.2 million increase in revenues, respectively.

•

Lease operating expenses were $111.9 million and $81.7 million for 2014 and 2013, respectively, an increase of $30.2 million primarily due to increased production volumes.  On a per Mcfe basis, lease operating expenses decreased to $1.03 for 2014 from $1.09 for 2013. During 2014, MEMP recorded $2.9 million of estimated environmental remediation expenses associated with its Permian and Wyoming oil and gas properties.

•

DD&A expense for 2014 was $215.9 million compared to $132.3 million for 2013, a $83.6 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to acquisitions and drilling activities in North Louisiana and East Texas. Increased production volumes caused DD&A expense to increase by an approximate $59.8 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximate $23.8 million.

•

Impairments for 2014 totaled $67.2 million primarily related to certain MEMP properties located in South Texas. The estimated future cash flows expected for these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs. We recognized impairment charges of less than $0.1 million on a consolidated basis for 2013.

•

Incentive unit compensation expense for 2014 was $969.4 million, of which $831.1 million related to WildHorse Resources incentive units, $137.3 million related to MRD Holdco incentive units, and $1.0 million related to BlueStone incentive units. Incentive unit compensation expense of approximately $19.1 million was recorded by BlueStone in 2013. Net proceeds generated from the sale of oil and gas properties were used to pay a distribution to BlueStone incentive unit holders. For more information regarding the recognition of compensation expense associated with incentive units during 2014, see Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

•

General and administrative expenses for 2014 were $61.1 million compared to $56.0 million for 2013. General and administrative expenses for 2014 included $6.9 million of compensation expense associated with long-term incentive plans and $5.5 million of acquisition-related costs.  General and administrative expenses for 2013 included $5.8 million recorded by Tanos associated with incentive units forfeited, $2.3 million of compensation expense associated with long-term incentive plans and $5.1 million of acquisition-related costs.  Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods. For more information regarding the recognition of compensation expense associated with long-term incentive plans and incentive units, see Notes 11 and 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

•

Net losses on commodity derivative instruments of $11.6 million were recognized during 2014, consisting of $19.9 million of cash settlement payouts, offset by a $8.3 million increase in the fair value of open hedge positions. Net gain on commodity derivative instruments of $29.6 million were recognized during 2013, consisting of $23.2 million of cash settlement receipts in addition to a $6.4 million increase in the fair value of open hedge positions.

•

Interest expense was $104.9 million during 2014, an increase of $62.9 million from 2013. The increase in interest expense was primarily due to higher levels of indebtedness. The mix of debt was also a contributing factor. The MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes carry a higher interest rate compared to debt under revolving credit facilities.

•

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

•

During 2013, BlueStone entered into an agreement with a third party to sell its remaining interest in certain properties and recognized a gain of $90.1 million. This gain was partially offset by a loss of $6.8 million recorded by Black Diamond on the sale of certain oil and gas properties.

Please see segment discussion below for further information regarding changes in other line items on a segment basis.

MRD Segment

The MRD Segment’s consolidated and combined results of operations for the three and nine months ended September 30, 2014 and 2013 presented below have been derived from our consolidated and combined financial statements.  The comparability of the results of operations among the periods presented is impacted by the following significant transactions:

•	the sale of assets by BlueStone in East Texas in July 2013 for approximately $117.9 million;
•	the acquisition by WildHorse Resources of assets in Louisiana in March 2013 for approximately $67.1 million; and
•

the distribution by MRD LLC of the following to MRD Holdco as part of the restructuring transactions entered into in connection with our initial public offering: (i) BlueStone, which sold substantially all of its assets in July 2013 for $117.9 million, MRD Royalty LLC, which owns certain leasehold interests and overriding royalty interests in Texas and Montana, MRD Midstream LLC, which owns an indirect interest in certain midstream assets in North Louisiana, Golden Energy and Classic Pipeline and (ii) 5,360,912 subordinated units of MEMP.

Segment financial information has been retrospectively revised for material common control transactions between MEMP and MRD LLC for comparability purposes, which includes the following transactions:

•	acquisition by MEMP of all the outstanding membership interests in Tanos for a purchase price of approximately $77.4 million on October 1, 2013;
•	acquisition by MEMP of all the outstanding membership interests in Prospect from Black Diamond for a purchase price of approximately $16.3 million on October 1, 2013;
•	acquisition by MEMP of certain of the oil and natural gas properties in Jackson County, Texas from MRD LLC for a purchase price of approximately $2.6 million on October 1, 2013; and
•	acquisition by MEMP of all the outstanding membership interests in WHT for a purchase price of approximately $200.0 million on March 28, 2013.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Oil & natural gas sales	$98,337	$60,179	$300,931	$171,013
Lease operating	6,991	6,144	18,657	17,065
Exploration	133	439	1,213	1,137
Production and ad valorem taxes	3,571	1,354	10,494	8,563
Depreciation, depletion, and amortization	39,550	20,476	107,496	62,605
Incentive unit compensation cost	25,550	19,069	969,390	19,069
General and administrative	9,982	7,653	29,301	22,466
(Gain) loss on commodity derivative instruments	(33,090)	213	(17,130)	(8,361)
(Gain) loss on sale of properties	—	(90,083)	3,057	(83,370)
Interest expense, net	(9,886)	(9,041)	(44,355)	(15,947)
Loss on extinguishment of debt	—	—	(37,248)	—
Income tax benefit (expense)	(25,834)	(1,147)	(14,323)	(1,147)
Net income (loss)	9,866	73,874	(930,149)	114,628

Natural gas and oil revenue:
Oil sales	$20,234	$16,456	$66,495	$50,683
NGL sales	22,082	16,745	67,539	37,311
Natural gas sales	56,021	26,978	166,897	83,019
Total natural gas and oil revenue	$98,337	$60,179	$300,931	$171,013

Production Volumes:
Oil (MBbls)	209	153	689	498
NGLs (MBbls)	586	437	1,612	990
Natural gas (MMcf)	16,729	8,991	43,075	25,164
Total (MMcfe)	21,503	12,523	56,869	34,075
Average net production (MMcfe/d)	233.7	136.1	208.3	124.8

Average sales price:
Oil (per Bbl)	$96.65	$108.44	$96.60	$101.77
NGL (per Bbl)	37.66	38.30	41.93	37.69
Natural gas (per Mcf)	3.35	3.00	3.87	3.30
Total (Mcfe)	$4.57	$4.81	$5.29	$5.02

Average unit costs per Mcfe:
Lease operating expense	$0.33	$0.49	$0.33	$0.50
Production and ad valorem taxes	$0.17	$0.11	$0.18	$0.25
General and administrative expenses	$0.46	$0.61	$0.52	$0.66
Depletion, depreciation, and amortization	$1.84	$1.64	$1.89	$1.84

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The MRD Segment recorded net income of $9.9 million during 2014 compared to net income of $73.9 million during 2013.

•

Oil, natural gas and NGL revenues for 2014 totaled $98.3 million, an increase of $38.2 million compared with 2013.  Production increased 9.0 Bcfe (approximately 72%) primarily due to drilling activities in North Louisiana and East Texas. The average realized sales price decreased $0.24 per Mcfe primarily due to lower oil and NGL prices.  The volume and pricing variance contributed to an approximate $43.2 million increase and $5.0 million decrease in revenues, respectively.

•

Lease operating expenses were $7.0 million and $6.1 million for 2014 and 2013, respectively.  On a per Mcfe basis, lease operating expenses decreased to $0.33 for 2014 from $0.49 for 2013. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

•

DD&A expense for 2014 was $39.6 million compared to $20.5 million for 2013, a $19.1 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to drilling activities in North Louisiana and East Texas. Increased production volumes caused DD&A expense to increase by approximately $14.7 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $4.4 million.

•

Incentive unit compensation expense for 2014 was $25.6 million, million related to MRD Holdco incentive units as previously discussed above. Incentive unit compensation expense of approximately $19.1 million was recorded by

BlueStone in 2013. Net proceeds generated from the sale of oil and gas properties were used to pay a distribution to BlueStone incentive unit holders
•

General and administrative expenses for 2014 were $10.0 million compared to $7.7 million for 2013. General and administrative expenses for 2014 included $1.3 million of compensation expense associated with the Memorial Resource Development Corp. 2014 Long Term Incentive Plan (“MRD LTIP”) and $0.5 million of acquisition-related costs.  General and administrative expenses for 2013 included $0.7 million of acquisition-related costs, Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods.

•

Net gains on commodity derivative instruments of $33.1 million were recognized during 2014, consisting of $3.7 million of cash settlement receipts in addition to a $29.4 million increase in the fair value of open hedge positions. Net losses on commodity derivative instruments of $0.2 million were recognized during 2013, consisting of $3.4 million of cash settlement receipts, offset by a $3.6 million decrease in the fair value of open hedge positions.

•

Net interest expense during 2014 was $9.9 million, including amortization of deferred financing fees of approximately $0.7 million. Net interest expense during 2013 was $9.0 million, including amortization of deferred financing fees of approximately $0.7 million. The increase in net interest expense is primarily the result of higher level of indebtedness during 2014 compared to 2013, including the MRD Senior Notes.

•	During 2013, BlueStone entered into an agreement with a third party to sell its remaining interest in certain properties and recognized a gain of $90.1 million.
•	We are organized as a taxable C corporation and subject to federal and certain state income taxes. We recorded tax expense of $25.8 million in 2014.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The MRD Segment recorded a net loss of $930.1 million during 2014 compared to net income of $114.6 million during 2013. The net loss recorded during 2014 was primarily due to compensation expense recognized associated with incentive units as discussed below.

•

Oil, natural gas and NGL revenues for 2014 totaled $300.9 million, an increase of $129.9 million compared with 2013.  Production increased 22.8 Bcfe (approximately 67%) primarily due to drilling activities in North Louisiana and East Texas. The average realized sales price increased $0.27 per Mcfe primarily due to higher natural gas and NGL prices.  The favorable volume and pricing variance contributed to an approximate $114.4 million and $15.5 million increase in revenues, respectively.

•

Lease operating expenses were $18.7 million and $17.1 million for 2014 and 2013, respectively.  On a per Mcfe basis, lease operating expenses decreased to $0.33 for 2014 from $0.50 for 2013. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges

•

DD&A expense for 2014 was $107.5 million compared to $62.6 million for 2013, a $44.9 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to drilling activities in North Louisiana and East Texas. Increased production volumes caused DD&A expense to increase by an approximate $41.9 million and the change in the DD&A rate between periods caused DD&A expense to decrease by an approximate $3.0 million.

•

Incentive unit compensation expense for 2014 was $969.4 million, of which $831.1 million related to WildHorse Resources incentive units, $137.3 million related to MRD Holdco incentive units, and $1.0 million related to BlueStone incentive units as previously discussed above. Incentive unit compensation expense of approximately $19.1 million was recorded by BlueStone in 2013. Net proceeds generated from the sale of oil and gas properties were used to pay a distribution to BlueStone incentive unit holders.

•

General and administrative expenses for 2014 were $29.3 million compared to $22.5 million for 2013. General and administrative expenses for 2014 included $1.5 million of compensation expense associated with the MRD LTIP and $1.6 million of acquisition-related costs.  General and administrative expenses for 2013 included $1.7 million of acquisition-related costs. Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods.

•

Net gains on commodity derivative instruments of $17.1 million were recognized during 2014, consisting of $4.9 million of cash settlement payouts offset by a $22.0 million increase in the fair value of open hedge positions. Net gains on commodity derivative instruments of $8.4 million were recognized during 2013, consisting of $9.1 million of cash settlement receipts offset by a $0.7 million decrease in the fair value of open hedge positions.

•

Net interest expense during 2014 was $44.4 million, including amortization of deferred financing fees of approximately $2.6 million and accretion of discount associated with the PIK notes of $0.6 million. Net interest expense during 2013 was $15.9 million, including amortization of deferred financing fees of approximately $1.7 million. The increase in net interest expense is primarily the result of higher level of indebtedness during 2014 compared to 2013, including the MRD Senior Notes.

•

During 2013, BlueStone entered into an agreement with a third party to sell its remaining interest in certain properties and recognized a gain of $90.1 million. This gain was offset by a loss of $6.8 million recorded by Black Diamond on the sale of certain oil and gas properties.

•	We are organized as a taxable C corporation and subject to federal and certain state income taxes. We recorded tax expense of $14.3 million in 2014 subsequent to our initial public offering.

MEMP Segment

The MEMP Segment’s consolidated and combined results of operations for the three and nine months ended September 30, 2014 and 2013 presented below have been derived from our consolidated and combined financial statements. The comparability of the results of operations among the periods presented is impacted by the following transaction:

•	the acquisition of certain oil and natural gas properties in the Eagle Ford trend from Alta Mesa Holdings, LP in March 2014 for an adjusted purchase price of $168.1 million.
•

the acquisition of certain oil and natural gas liquids properties from a third party in Wyoming on July 1, 2014 for an aggregate purchase price of approximately $911.7 million, including estimated post-closing adjustments (the “Wyoming Acquisition”).

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Oil & natural gas sales	$145,824	$92,583	$368,370	$249,844
Lease operating	39,312	23,334	93,367	64,922
Exploration	42	853	252	1,128
Production and ad valorem taxes	10,469	6,068	23,129	14,915
Depreciation, depletion, and amortization	43,928	24,660	105,830	69,723
Impairment of proved oil and natural gas properties	67,181	50,310	67,181	50,310
General and administrative	11,214	11,928	31,760	33,411
(Gain) loss on commodity derivative instruments	(156,402)	1,815	28,710	(21,195)
(Gain) loss on sale of properties	—	20	—	(2,848)
Interest expense, net	(26,459)	(11,574)	(60,573)	(26,047)
Net income (loss)	103,226	(39,039)	(45,037)	9,359
Natural gas and oil revenue:
Oil sales	$89,378	$48,377	$192,086	$127,436
NGL sales	19,937	13,053	48,958	$35,202
Natural gas sales	36,509	31,153	127,326	87,206
Total natural gas and oil revenue	$145,824	$92,583	$368,370	$249,844
Production Volumes:
Oil (MBbls)	986	464	2,056	1,307
NGLs (MBbls)	554	443	1,498	1,147
Natural gas (MMcf)	9,948	9,361	30,625	26,137
Total (MMcfe)	19,188	14,805	51,946	40,861
Average net production (MMcfe/d)	208.6	160.9	190.3	149.7
Average sales price:
Oil (per Bbl)	$90.63	$104.25	$93.45	$97.50
NGL(per Bbl)	36.01	29.45	32.69	30.69
Natural gas (per Mcf)	3.67	3.33	4.16	3.34
Total (Mcfe)	$7.60	$6.25	$7.09	$6.11
Average unit costs per Mcfe:
Lease operating expense	$2.05	$1.58	$1.80	$1.59
Production and ad valorem taxes	$0.55	$0.41	$0.45	$0.37
General and administrative expenses	$0.58	$0.81	$0.61	$0.82
Depletion, depreciation, and amortization	$2.29	$1.67	$2.04	$1.71

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net income of $103.2 million was generated for the three months ended September 30, 2014, primarily due to gains on commodity derivative instruments, which was partially offset by impairment expenses, compared to a net loss of $39.0 generated for three months ended September 30, 2013.

•

Oil, natural gas and NGL revenues for 2014 totaled $145.8 million, an increase of $53.2 million compared with 2013.  Production increased 4.4 Bcfe (approximately 30%), primarily from increased drilling activities and increased volumes from third party acquisitions.  The average realized sales price increased $1.35 per Mcfe primarily due to higher natural gas prices and crude oil volumes.  The favorable volume and pricing variance contributed to an approximate $27.3 million and $25.9 million increase in revenues, respectively.

•

Lease operating expenses were $39.3 million and $23.3 million for 2014 and 2013, respectively.  On a per Mcfe basis, lease operating expenses increased to $2.05 for 2014 from $1.58 for 2013. This increase was primarily due to the acquisition of crude oil properties, which typically have a higher lease operating rate on a per Mcfe basis than natural gas properties.

•

Production and ad valorem taxes for 2014 totaled $10.5 million, an increase of $4.4 million compared with 2013 primarily due to an increase in production volumes. On a per Mcfe basis, production and ad valorem taxes increased to $0.55 for 2014 from $0.41 for 2013 due to higher production tax rates on a per Mcfe basis for MEMP’s Wyoming acquisition.

•

DD&A expense for 2014 was $43.9 million compared to $24.7 million for 2013, a $19.2 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and MEMP’s drilling program.  Increased production volumes caused DD&A expense to increase by an approximate $7.3 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximately $11.9 million.

•

MEMP recognized $67.2 million of impairments in 2014 related primarily to certain properties in South Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on pricing terms specified to these properties and increased operating costs. During the three months ended September 30, 2013, the MEMP Segment recorded impairments of $50.3 million. The impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data.

•

General and administrative expenses for 2014 were $11.2 million and included $2.4 million of non-cash unit-based compensation expense and $0.9 million of acquisition-related costs.  General and administrative expenses for 2013 totaled $11.9 million and included $1.2 million of non-cash unit-based compensation expense and $2.3 million of acquisition-related costs.

•

Net gains on commodity derivative instruments of $156.4 million were recognized during 2014, consisting of $0.9 million of cash settlement receipts in addition to a $155.5 million increase in the fair value of open hedge positions. Net losses on commodity derivative instruments of $1.8 million were recognized during 2013, consisting of $3.7 million of cash settlement receipts offset by a $5.5 million decrease in the fair value of open hedge positions.

•

Net interest expense totaled $26.5 million during 2014, including gains on interest rate swaps of approximately $0.2 million, amortization of deferred financing fees of approximately $1.2 million, and accretion of net discount associated with the senior notes of $0.6 million.  Net interest expense totaled $11.6 million during 2013, including losses on interest rate swaps of $1.5 million and amortization of deferred financing fees of approximately $0.7 million.  The increase in net interest expense is primarily the result of higher level of indebtedness during 2014 compared to 2013, including MEMP’s 2022 Senior Notes.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

A net loss of $45.0 million was generated for the nine months ended September 30, 2014, primarily due to impairment charges, as discussed below, and losses on commodity derivatives.  Net income of $9.4 million was generated for the nine months ended September 30, 2013.

•

Oil, natural gas and NGL revenues for 2014 totaled $368.4 million, an increase of $118.5 million compared with 2013.  Production increased 11.1 Bcfe (approximately 27%), primarily from drilling activities and increased volumes from third party acquisitions.  The average realized sales price increased $0.98 per Mcfe primarily due to higher gas prices and an increase in oil volumes relative to other commodities due to MEMP’s acquisitions.  The favorable volume and pricing variance contributed to an approximate $67.7 million and $50.8 million increase in revenues, respectively.

•

Lease operating expenses were $93.4 million and $64.9 million for the nine months ended September 30, 2014 and 2013, respectively.  On a per Mcfe basis, lease operating expenses increased to $1.80 for 2014 from $1.59 for 2013. During 2014, MEMP recorded $2.9 million of estimated environmental remediation expenses associated with its Permian and Wyoming oil and gas properties.

•

Production and ad valorem taxes for 2014 totaled $23.1 million, an increase of $8.2 million compared with 2013 primarily due to an increase in production volumes. On a per Mcfe basis, production and ad valorem taxes increased to $0.45 for 2014 from $0.36 for 2013 due to higher production tax rates on a per Mcfe basis for MEMP’s Wyoming acquisition.

•

DD&A expense for 2014 was $105.8 million compared to $69.7 million for 2013, a $36.1 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and  MEMP’s drilling program.  Increased production volumes caused DD&A expense to increase by an approximate $18.9 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximate $17.2 million.

•

MEMP recognized $67.2 million of impairments in 2014 related primarily to certain properties in South Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on pricing terms specified to these properties and increased operating costs. During 2013, the MEMP Segment recorded impairments of $50.3 million. The impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data.

•

General and administrative expenses for 2014 were $31.8 million and included $5.4 million of non-cash unit-based compensation expense and $3.9 million of acquisition-related costs.  General and administrative expenses for 2013 totaled $33.4 million and included $2.3 million of non-cash unit-based compensation expense and $3.4 million of acquisition-related costs.  The $1.6 million decrease in general administrative expenses included a $5.8 million buyout of Tanos management during 2013 offset by increased salaries and employee count between periods.

•

Net losses on commodity derivative instruments of $28.7 million were recognized during 2014, consisting of $15.0 million of cash settlement payouts in addition to a $13.7 million decline in the fair value of open hedge positions. Net gains on commodity derivative instruments of $21.2 million were recognized during 2013, consisting of $14.1 million of cash settlement receipts, in addition to a $7.1 million increase in the fair value of open hedge positions.

•

Net interest expense is comprised of interest on credit facilities, interest on MEMP’s outstanding senior notes, amortization of debt issue costs, accretion of net discount associated with the senior notes, and gains and losses on interest rate swaps. Net interest expense totaled $60.6 million during 2014, including losses on interest rate swaps of approximately $0.9 million, amortization of deferred financing fees of approximately $2.9 million, and accretion of net discount associated with the senior notes of $1.3 million.  Net interest expense totaled $26.0 million during 2013, including gains on interest rate swaps of $0.2 million and amortization of deferred financing fees of approximately $4.5 million.  The increase in net interest expense is primarily the result of higher level of indebtedness during 2014 compared to 2013, including MEMP’s 2022 Senior Notes.

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

As of September 30, 2014, our liquidity of $650.2 million consisted of $9.7 million of cash and cash equivalents and $640.5 million of available borrowings under our revolving credit facility. As of September 30, 2014, we had a working capital deficit balance of $17.8 million primarily due to the timing of accruals, which included accrued capital expenditures of $33.8 million offset by a net asset balance of $15.2 million of current derivative instruments.

Capital Budget

In 2014, a total of $351.0 million is budgeted to drill 47 gross (39 net) operated horizontal wells. The majority of our drilling locations and our 2014 development program are focused on the Terryville Complex, where we plan to invest $304.0 million on drilling 43 gross (37 net) horizontal wells and 3 gross (2.7 net) vertical wells.

For the nine months ended September 30, 2014, our total capital expenditures were $268.7 million and related to drilling, recompletions and capital workovers. We spent approximately 84% in the Terryville Complex, 8% in East Texas, and 8% in the Rockies.

Debt Agreements—MRD Segment

Revolving Credit Facility

On June 18, 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility with an initial borrowing base of $725 million and aggregate elected commitments of $725 million. On October 3, 2014, the borrowing base and aggregate elected commitments was increased from $668.5 to $725 million. For additional information regarding our revolving credit facility, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

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

For additional information regarding MRD Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Debt Agreements—MEMP Segment

Revolving Credit Facility

Memorial Production Operating LLC (“OLLC”), a wholly-owned subsidiary of MEMP, is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by MEMP and all of its current and future subsidiaries (other than certain immaterial subsidiaries).  A seventh amendment to the credit agreement was entered into on June 13, 2014, which among other things increased the borrowing base to $1.44 billion upon the closing of the Acquisition.  On July 17, 2014, the borrowing base was automatically reduced by $125.0 million in conjunction with the issuance of the 2022 Senior Notes in accordance with the terms of the credit facility. On October 10, 2014, MEMP’s borrowing base was redetermined and increased from $1.315 to $1.44 billion.

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

For additional information regarding MEMP’s 2021 Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

2022 Senior Notes

On July 17, 2014, the MEMP Issuers completed a private placement of $500 million aggregate principal amount of 6.875% senior unsecured notes (the “2022 Senior Notes”).  The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions on a joint and several basis by all of MEMP’s subsidiaries other than Finance Corp., which is the co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at a rate of 6.876% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  The 2022 Senior Notes were issued under and are governed by an indenture dated as of July 17, 2014.

For additional information regarding the 2022 Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2014, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of September 30, 2014.

On July 1, 2014, we elected to terminate the interest rate swaps associated with our credit facility and in the aggregate paid our counterparties approximately $0.7 million.  WildHorse Resources novated theses interest rate swaps to us in connection with the closing of our initial public offering.

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

MRD Segment

	For Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$181,683	$90,118

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$—	$(67,098)
Additions to oil and gas properties	(267,848)	(130,064)
Additions to other property and equipment	(9,134)	(1,058)
Equity investments in MEMP Segment	(570)	(189)
Distributions received from MEMP Segment related to partnership interests	6,068	19,100
Decrease (increase) in restricted cash	49,946	—
Proceeds from the sale of oil and gas properties to third parties	6,700	152,274
Other	(301)	653
Net cash provided by (used in) investing activities	$(215,139)	$(26,382)

Net cash provided by financing activities
Advances on revolving credit facilities	$1,139,800	$161,700
Payments on revolving credit facilities	(1,314,900)	(200,500)
Proceeds from issuance of senior notes	600,000	—
Borrowings under second lien credit facility	—	325,000
Redemption of second lien credit facility	(328,282)	—
Redemption of senior notes	(351,808)	—
Deferred financing costs	(18,875)	(12,619)
Purchase of additional interests in consolidated subsidiaries	(3,292)	—
Proceeds from initial public offering	408,500	—
Costs incurred in conjunction with initial public offering	(28,198)	—
Contribution from NGP affiliates related to sale of properties	1,165	—
Contributions from MEMP Segment	33,880	84,020
Distributions to Funds	—	(363,437)
Distributions to MRD Holdco	(59,803)	—
Distributions to noncontrolling interest	(325)	(7,531)
Distribution to NGP affiliates related to purchase of assets	(66,693)	—
Distribution to NGP affiliates related to sale of assets, net of cash received	(32,770)	—
Distributions made by previous owners	—	(1,715)
Other	213	(6,296)
Net cash provided by (used in) financing activities	$(21,388)	$(21,378)

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Operating Activities. Net cash flows provided by operating activities were $181.7 million during 2014 compared to $90.1 million during 2013.  Production increased 22.8 Bcfe (approximately 67%) and average realized sales price increased $0.27 per Mcfe as previously discussed under “—Results of Operations—MRD Segment.”  Cash paid for interest during 2014 was $35.5 million compared to $12.8 million during 2013.  During 2014, compensation expense of approximately $26.7 million was paid in cash related to WildHorse Resources’ incentive units compared to $19.1 million in 2013 related to BlueStone incentive units.

Investing Activities. Total cash used in investing activities was $215.1 million during 2014 compared to $26.4 million for the same period in 2013. Cash used for additions to oil and gas properties $267.8 million during 2014 compared to $130.1 million for the same period in 2013, which consisted primarily of drilling and completion activities in the Cotton Valley in North Louisiana and East Texas area. Additions to other property and equipment were $9.1 million which consisted primarily of computer hardware, software, and other leased office space build out during 2014. On April 30, 2013, WildHorse Resources purchased certain oil and gas properties and leases in Louisiana from a third party for approximately $67.1 million.  Distributions of $6.1 million were received from MEMP primarily from the subordinated units owned by MRD LLC during 2014 compared to $19.1 million during 2013 received from MEMP primarily from the common and subordinated units owned by MRD LLC. On May 9, 2014, Black Diamond sold certain producing and non-producing properties in the Mississippian oil play of Northern Oklahoma to a third party for cash consideration of approximately $6.7 million, subject to customary post-closing adjustments. On July 31, 2013, BlueStone entered into an agreement with a third party to sell its remaining interest in certain properties in the Mossy Grove Prospect in Walker and Madison Counties located in East Texas. Total cash consideration received by BlueStone was approximately $117.9 million. On June 4, 2013, Black Diamond sold certain of its Wyoming oil and gas properties to a third party for cash consideration of approximately $32.9 million.  There was a decrease in restricted cash of $49.9 million, which was primarily due to $50.0 million being released from the debt service reserve account associated with the PIK notes.

Financing Activities.  On June 18, 2014, we completed our initial public offering pursuant to which we sold 21,500,000 shares of our common stock to the public at an offering price of $19.00 per share. Net proceeds from our initial public offering were $380.3 million. We used approximately $360.0 million of our initial public offering proceeds to redeem the PIK notes on June 27, 2014, of which $351.8 million was classified as a financing activity and the remaining $8.2 million was classified as an operating activity representing interest expense.

Net repayments under revolving credit facilities were $175.1 million during 2014 compared to net repayments of $38.8 million during 2013. Amounts borrowed under our revolving credit facility were primarily incurred to repay the amounts outstanding under WildHorse Resources’ credit facilities in connection with the closing of our initial public offering. WildHorse Resources primarily utilized its revolving credit facility during 2014 to repurchase net profits interests from an affiliate of NGP. On June 13, 2013, WildHorse Resources borrowed $325.0 million under its second lien term loan agreement and used such borrowings to reduce outstanding indebtedness under its revolving credit facility and to pay a onetime special $225.0 million distribution to MRD LLC, which MRD LLC subsequently distributed to the Funds. In connection with the closing of our initial public offering, WildHorse Resources’ second lien term loan was repaid in full, including a premium of approximately $3.3 million.

Net proceeds of $584.9 million from the issuance of our MRD Senior Notes during the nine months ending September 30, 2014 were used to repay portions of our borrowings outstanding under our revolving credit facility.

Distributions to NGP affiliates related to the purchase of assets were primarily related to WildHorse Resources’ February 2014 acquisition of net profits interests in the Terryville Complex from an affiliate of NGP for $63.4 million. MRD Royalty also acquired certain interests in oil and gas properties in Gonzales and Karnes Counties located in South Texas from an affiliate of NGP for $3.3 million in March 2014.

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

MEMP paid $33.9 million to WildHorse Resources in connection with MEMP’s April 1, 2014 acquisition of certain oil and natural gas properties in East Texas.  MEMP paid $55.4 million to WildHorse Resources in connection with MEMP’s March 28, 2013 acquisition of all the outstanding equity interests in WHT. Tanos also distributed approximately $28.6 million to MRD LLC during 2013.

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

Distributions to the Funds during 2013 were $363.4 million. From time-to-time, MRD LLC made distributions of cash to the Funds. The timing and amount of these cash distributions was within the discretion of the board of managers of MRD LLC and was based, in part, upon available cash, the performance of its business, and other relevant factors. During 2013, substantially all of the cash distributed to the Funds was sourced from long term borrowings or sales of assets. The sources to fund these distributions primarily included $225.0 million from the WildHorse second lien term loan, $75.0 million from the sale of properties to MEMP, and approximately $63.4 million related to the sale of properties by BlueStone.

Deferred financing costs of approximately $18.9 million were incurred during 2014 compared to approximately $12.6 million during 2013.

MEMP Segment

	For Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$183,777	$147,005

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$(1,083,167)	$(37,828)
Additions to oil and gas properties	(189,990)	(127,449)
Additions to other property and equipment	—	(126)
Additions to restricted investments	(2,883)	(4,263)
Proceeds from the sale of oil and gas properties to third parties	—	4,525
Deposits for property acquisitions	—	(25,310)
Net cash provided by (used in) investing activities	$(1,276,040)	$(190,451)

Net cash provided by financing activities
Advances on revolving credit facilities	$1,325,000	$316,355
Payments on revolving credit facilities	(1,127,000)	(699,868)
Proceeds from the issuances of senior notes	492,425	397,563
Deferred financing costs	(11,409)	(11,218)
Contributions from previous owners	—	7,233
Contribution from NGP affiliate	—	2,013
Contribution from general partner	570	189
Proceeds from public equity offering	553,288	179,371
Costs incurred in conjunction with issuance of common units	(12,222)	(7,592)
Distributions to partners	(107,070)	(62,888)
Distributions to MRD Segment	(33,880)	(84,020)
Distributions made by previous owners	—	(2,552)
Other	—	55
Net cash provided by (used in) financing activities	$1,079,702	$34,641

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Operating Activities.  Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net income decreased by $54.4 million as further discussed above under “—Results of Operations—MEMP Segment,” and net cash provided by operating activities increased by $36.8 million. Cash paid for interest during 2014 was $32.0 million compared to $10.1 million during 2013.  Net cash provided by operating activities included $11.4 million period-to-period increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2014 compared to 2013.

Investing Activities. Net cash used in investing activities during 2014 was $1.28 billion, of which $1.08 billion was used to acquire oil and natural gas properties from a third parties and $190.0 million was used for additions to oil and gas properties. Cash used in investing activities during 2013 was $190.4 million, of which $37.8 million was used to acquire oil and natural gas properties from a third parties and $127.4 million was used for additions to oil and gas properties. During the nine months ended September 30, 2013, we paid a deposit of $25.3 million related to the Cinco Acquisition.  During the nine months ended September 30, 2013, Tanos had sales proceeds of $4.5 million related to the sale of oil and natural gas properties.  Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties.

Financing Activities.  For the nine months ended September 30, 2014, MEMP issued a total of 24,840,000 common units generating gross proceeds of approximately $553.3 million offset by approximately $12.2 million of costs incurred in conjunction with the issuance of common units.  The net proceeds from these issuances were primarily used to repay borrowings on our revolving credit facility. On March 25, 2013, MEMP issued 9,775,000 common units representing limited partner interests in the Partnership to the public at an offering price of $18.35 per unit generating gross proceeds of approximately $179.4 million, offset by approximately $7.6 million of costs incurred in conjunction with the issuance of common units. The net proceeds from this equity offering, including MEMP GP’s proportionate capital contribution, partially funded the acquisition of all of the outstanding equity interests in WHT.

Distributions to partners during 2014 were $107.1 million compared to $62.9 million during 2013, of which the MRD Segment received $6.1 million during 2014 compared to $19.1 million during 2013. The increase in total distributions is due to both an increase in MEMP’s outstanding units between periods and an increase in the declared cash distribution rate per unit. The decrease in distributions to the MRD Segment is due to MRD LLC selling 7,061,294 common units in November 2013 and distributed 5,360,912 subordinated units to MRD Holdco in June 2014 in connection with our initial public offering.

MEMP paid $33.9 million to WildHorse Resources in connection with MEMP’s April 1, 2014 acquisition of certain oil and natural gas properties in East Texas.  MEMP paid $55.4 million to WildHorse Resources in connection with its March 28, 2013 acquisition of all of the outstanding equity interests in WHT and repaid $89.3 million of indebtedness under WHT’s credit facility. Tanos also distributed approximately $28.6 million to MRD LLC during 2013.

MEMP’s previous owners received contributions of $7.2 million during 2013, of which Tanos received $5.2 million from MRD LLC.   Distributions made by MEMP’s previous owners totaled $2.6 million in 2013.

MEMP had net payments of $276.0 million under its revolving credit facility during 2013. The Cinco Group had advances of $18.4 million under their credit facilities and repaid $36.6 million of outstanding borrowings during the nine months ending September 30, 2013. MEMP had borrowings of $1.33 billion under its revolving credit facility during 2014 that were used primarily to fund their acquisitions and drilling program. Deferred financing costs of approximately $11.4 million were incurred during 2014 compared to approximately $11.2 million during 2013.

Proceeds of $492.4 million from the issuances of the 2022 Senior Notes during 2014 were used to repay borrowings outstanding under MEMP’s revolving credit facility.

Contractual Obligations

During the nine months ended September 30, 2014, there were no significant changes in our consolidated and combined contractual obligations from those reported in our initial public offering prospectus dated June 12, 2014 filed with the SEC on June 16, 2014 except for the issuance of the MRD Senior Notes and MEMP’s 2022 Senior notes, borrowings and repayments under revolving credit facilities, the redemption of the PIK notes, the repayment and termination of WildHorse Resources’ revolving and second lien credit facilities, and the purchase commitment listed below.

During the nine months ended September 30, 2014, MEMP assumed the following contractual obligation as a result of their Wyoming Acquisition (in thousands):

		Payment or Settlement due by Period
Purchase commitment	Total	Remainder 2014	2015 - 2017	2018 - 2019	Thereafter

CO2 minimum purchase commitment:
Estimated payment obligation (1)	$62,103	$3,203	$35,947	$15,741	$7,212

(1)Represents firm agreement to purchase CO2 volumes as of September 30, 2014.

Off–Balance Sheet Arrangements

As of September 30, 2014, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2014, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective.  From time to time we enter into offsetting positions to avoid being economically over-hedged.  See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at September 30, 2014.

At September 30, 2014, we had $28 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate of LIBOR plus 1.50%, or 1.66%.  Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rates would be less than $0.1million per year.

The fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes is sensitive to changes in interest rates.  We estimate the fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes using quoted market prices.  The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	September 30, 2014
	Carrying	Estimated
Description	Amount	Fair Value
MRD Segment:
5.875% senior notes, fixed-rate, due May 1, 2022	$600,000	$582,000

MEMP Segment:
7.625% senior notes, fixed rate, due May 1, 2021	$690,182	$700,000
6.875% senior notes, fixed-rate, due August 1, 2022	$492,618	$475,000

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

10.3	—

Purchase Agreement, dated as of June 25, 2014, by and among Memorial Resource Development Corp., the subsidiary guarantors named therein and Citigroup Global Markets Inc., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on June 26, 2014).

10.4	—

Purchase Agreement, dated July 14, 2014, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Barclays Capital Inc., as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Memorial Production Partners LP’s Form 8-K (File No. 001-35364) filed on July 15, 2014).

10.5	—

Eighth Amendment to Credit Agreement, dated as of October 10, 2014, by and among Memorial Production Partners LP, Memorial Production Operating LLC, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, Royal Bank of Canada, The Royal Bank of Scotland plc, Union Bank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Memorial Production Partners LP’s Form 8-K (File No. 001-35364) filed on October 14, 2014).

10.6*	—

First Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto, dated as of August 18, 2014.

10.7*	—

Second Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto, dated as of October 3, 2014.

31.1*	—	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

* Filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.

# Management contract or compensatory plan or arrangement.

## Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Memorial Resource Development Corp.
(Registrant)

Date: November 5, 2014	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Senior Vice President and Chief Financial Officer