Form 10-Q
period 2015-03-31
Memorial Resource Development Corp.
filed 2015-05-11
CIK 1599222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 190,776,618 shares of common stock, $.01 par value, outstanding

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

Bcfe: One billion cubic feet of natural gas equivalent.

BOEM: Bureau of Ocean Energy Management.

Btu: One British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

COPAS: Council of Petroleum Accountants Societies

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

Field: An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Gross Acres or Gross Wells: The total acres or wells, as the case may be, in which we have working interest.

MBbl: One thousand Bbls.

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

•

“MRD LLC” refers to Memorial Resource Development LLC, which has historically owned our predecessor’s business and which was merged into MRD Operating LLC (“MRD Operating”), our subsidiary, subsequent to our initial public offering;

•	“Memorial Production Partners,” “MEMP” and “the Partnership” refer to Memorial Production Partners LP individually and collectively with its subsidiaries, as the context requires;
•	“MEMP GP” refers to Memorial Production Partners GP LLC, the general partner of the Partnership;
•

“our predecessor” refers collectively to: (i) MRD LLC and its former consolidated subsidiaries, consisting of Classic Hydrocarbons Holdings, L.P. (“Classic”), Classic Hydrocarbons GP Co., L.L.C. (“Classic GP”), Black Diamond Minerals, LLC (“Black Diamond”), Beta Operating Company, LLC (“Beta Operating”), MEMP GP, BlueStone Natural Resources Holdings, LLC (“BlueStone”), MRD Operating, WildHorse Resources, LLC (“WildHorse Resources”), Tanos Energy, LLC (“Tanos”), and each of their respective subsidiaries, including MEMP and its subsidiaries and (ii) the previous owners as defined below;

•	“the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco;
•	“MRD Holdco” refers to MRD Holdco LLC, a holding company controlled by the Funds that, together with a group, owns a majority of our common stock;
•

“the previous owners” for accounting and financial reporting purposes refers to the carved-out net profits interest created from working interests in certain oil and natural gas properties that WildHorse Resources originally acquired in 2010 from third parties and immediately sold to NGP Income Co-Investment Fund II, L.P. (“NGPCIF”), a NGP controlled entity, and subsequently reacquired from NGPCIF on February 28, 2014; and

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

The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this quarterly report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Form 10-K) and “Part II—Item 1A. Risk Factors” appearing within this quarterly report and elsewhere in this quarterly report. All forward-looking statements speak only as of the date of this quarterly report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,512	$5,958
Accounts receivable:
Oil and natural gas sales	61,649	82,263
Joint interest owners and other	56,750	49,313
Affiliates	1,976	—
Short-term derivative instruments	357,060	340,056
Prepaid expenses and other current assets	32,133	28,027
Total current assets	514,080	505,617
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	5,014,671	4,844,529
Other	35,882	33,815
Accumulated depreciation, depletion and impairment	(1,683,953)	(1,340,688)
Property and equipment, net	3,366,600	3,537,656
Long-term derivative instruments	578,153	435,369
Restricted investments	78,787	77,361
Other long-term assets	36,602	37,544
Total assets	$4,574,222	$4,593,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,069	$25,772
Accounts payable - affiliates	—	624
Revenues payable	58,331	57,352
Accrued liabilities	217,669	199,000
Short-term derivative instruments	3,300	3,289
Total current liabilities	321,369	286,037
Long-term debt—MRD Segment	744,000	783,000
Long-term debt—MEMP Segment	1,754,045	1,595,413
Asset retirement obligations	124,476	122,531
Long-term derivative instruments	555	—
Deferred tax liabilities	111,790	95,017
Other long-term liabilities	7,566	8,585
Total liabilities	3,063,801	2,890,583
Commitments and contingencies (Note 15)
Equity:
Stockholders' equity (deficit):
Preferred stock, $.01 par value: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 600,000,000 shares authorized; 190,776,618 shares issued and outstanding at March 31, 2015; 193,435,414 shares issued and outstanding at December 31, 2014	1,908	1,935
Additional paid-in capital	1,234,194	1,367,346
Accumulated earnings (deficit)	(788,736)	(786,871)
Total stockholders' equity	447,366	582,410
Noncontrolling interests	1,063,055	1,120,554
Total equity	1,510,421	1,702,964
Total liabilities and equity	$4,574,222	$4,593,547

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues:
Oil & natural gas sales	$178,972	$203,710
Other revenues	869	911
Total revenues	179,841	204,621

Costs and expenses:
Lease operating	45,700	33,355
Gathering, processing, and transportation	22,983	14,120
Pipeline operating	446	489
Exploration	816	146
Production and ad valorem taxes	9,430	8,584
Depreciation, depletion, and amortization	91,798	57,679
Impairment of proved oil and natural gas properties	251,347	—
Incentive unit compensation expense (Note 12)	10,224	1,023
General and administrative	27,487	17,739
Accretion of asset retirement obligations	1,757	1,521
(Gain) loss on commodity derivative instruments	(253,649)	59,482
(Gain) loss on sale of properties	—	(110)
Other, net	—	(12)
Total costs and expenses	208,339	194,016
Operating income (loss)	(28,498)	10,605
Other income (expense):
Interest expense, net	(38,574)	(34,052)
Other, net	111	31
Total other income (expense)	(38,463)	(34,021)
Income (loss) before income taxes	(66,961)	(23,416)
Income tax benefit (expense)	(45,188)	(100)
Net income (loss)	(112,149)	(23,516)
Net income (loss) attributable to noncontrolling interest	(158,041)	(31,888)
Net income (loss) attributable to Memorial Resource Development Corp.	45,892	8,372
Net (income) loss allocated to members	—	(6,947)
Net (income) loss allocated to previous owners	—	(1,425)
Net (income) allocated to participating restricted stockholders	(277)	—
Net income (loss) available to common stockholders	$45,615	$—

Earnings per common share: (Note 10)
Basic	$0.24	n/a
Diluted	$0.24	n/a
Weighted average common and common equivalent shares outstanding:
Basic	190,705	n/a
Diluted	190,705	n/a

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

 (In thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(112,149)	$(23,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	91,798	57,679
Impairment of proved oil and natural gas properties	251,347	—
(Gain) loss on derivatives	(251,208)	59,993
Cash settlements (paid) received on expired derivative instruments	91,985	(13,309)
Cash settlements on terminated derivatives	27,063	—
Premiums paid for derivatives	(27,063)	—
Amortization of deferred financing costs	2,515	1,899
Accretion of senior notes net discount	599	713
Accretion of asset retirement obligations	1,757	1,521
Amortization of equity awards	3,827	1,295
(Gain) loss on sale of properties	—	(110)
Non-cash compensation expense	10,224	—
Deferred income tax expense (benefit)	43,188	—
Changes in operating assets and liabilities:
Accounts receivable	13,719	(3,951)
Prepaid expenses and other assets	(561)	2,832
Payables and accrued liabilities	25,875	18,895
Other	(1,100)	—
Net cash provided by operating activities	171,816	103,941
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(3,305)	(173,000)
Additions to oil and gas properties	(160,994)	(134,200)
Additions to other property and equipment	(1,947)	(31)
Additions to restricted investments	(1,426)	(826)
Other	—	(304)
Net cash used in investing activities	(167,672)	(308,361)
Cash flows from financing activities:
Advances on revolving credit facilities	270,000	343,000
Payments on revolving credit facilities	(148,000)	(79,000)
Repurchase of MEMP senior notes	(2,914)	—
Deferred financing costs	(10)	(1,162)
Contributions from NGP affiliates related to sale of assets	—	1,165
Distributions to noncontrolling interests	(46,239)	(31,085)
Distribution to NGP affiliates related to sale of assets	—	(66,693)
MRD Equity repurchases	(50,000)	—
MEMP Equity repurchases	(28,420)	—
Other	(7)	(7)
Net cash provided by financing activities	(5,590)	166,218
Net change in cash and cash equivalents	(1,446)	(38,202)
Cash and cash equivalents, beginning of period	5,958	77,721
Cash and cash equivalents, end of period	$4,512	$39,519

Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$39,203	$8,838
Cash paid for taxes	2,055	—
Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	4,589	10,668
Assumptions of asset retirement obligations related to properties acquired or drilled	39	433
Accounts receivable related to acquisitions and divestitures	—	3,879

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Stockholders' Equity			Members' Equity
	Common stock	Additional paid in capital	Accumulated earnings (deficit)	Members	Previous Owners	Noncontrolling Interest	Total
Balance, January 1, 2014	$—	$—	$—	$237,186	$40,331	$580,615	$858,132
Net income (loss)	—	—	—	6,947	1,425	(31,888)	(23,516)
Contribution related to sale of assets to NGP affiliate	—	—	—	1,165	—	—	1,165
Net book value of assets sold to NGP affiliate	—	—	—	(621)	—	—	(621)
Distributions	—	—	—	—	—	(31,085)	(31,085)
Net book value of assets acquired from NGP affiliates	—	—	—	45,059	(41,756)	—	3,303
Distribution to NGP affiliates in connection with acquisition of assets	—	—	—	(66,693)	—	—	(66,693)
Amortization of MEMP equity awards	—	—	—	—	—	1,295	1,295
Other	—	—	—	(154)	—	487	333
Balance, March 31, 2014	$—	$—	$—	$222,889	$—	$519,424	$742,313

Balance, January 1, 2015	$1,935	$1,367,346	$(786,871)	$—	$—	$1,120,554	$1,702,964
Net income (loss)	—	—	45,892	—	—	(158,041)	(112,149)
Share repurchase	(28)	—	(47,757)	—	—	—	(47,785)
Restricted stock awards	1	(1)	—	—	—	—	—
Amortization of restricted stock awards	—	1,486	—	—	—	—	1,486
Contribution related to MRD Holdco incentive unit compensation expense (Note 12)	—	10,224	—	—	—	—	10,224
Net equity deemed contribution (distribution) related to MEMP property exchange (Note 1)	—	(172,869)	—	—	—	172,869	—
Deferred tax effect of MEMP property exchange (Note 2)	—	28,020	—	—	—	—	28,020
Distributions	—	—	—	—	—	(46,239)	(46,239)
Amortization of MEMP equity awards	—	—	—	—	—	2,341	2,341
MEMP common units repurchased	—	—	—	—	—	(28,420)	(28,420)
MEMP restricted units repurchased	—	—	—	—	—	(7)	(7)
Other	—	(12)	—	—	—	(2)	(14)
Balance, March 31, 2015	$1,908	$1,234,194	$(788,736)	$—	$—	$1,063,055	$1,510,421

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

References to: (i) “Memorial Production Partners,” “MEMP” and “the Partnership” refer to Memorial Production Partners LP individually and collectively with its subsidiaries, as the context requires; (ii) “MEMP GP” refer to Memorial Production Partners GP LLC, the general partner of the Partnership, which we own; (iii) “MRD Holdco” refer to MRD Holdco LLC, a holding company controlled by the Funds (defined below) that, together as part of a group, owns a majority of our common stock; (iv) “MRD LLC” refer to Memorial Resource Development LLC, which historically owned our predecessor’s business and was merged into MRD Operating LLC (“MRD Operating”), our 100% owned subsidiary, subsequent to our initial public offering; (v) “WildHorse Resources” refer to WildHorse Resources, LLC, which owned our interest in the Terryville Complex and merged into MRD Operating in February 2015; (vi) “our predecessor” refer collectively to MRD LLC and its former consolidated subsidiaries, consisting of Classic Hydrocarbons Holdings, L.P., Classic Hydrocarbons GP Co., L.L.C., Black Diamond Minerals, LLC, Beta Operating Company, LLC, MEMP GP, BlueStone Natural Resources Holdings, LLC (“BlueStone”), MRD Operating, WildHorse Resources, Tanos Energy LLC and each of their respective subsidiaries, including MEMP and its subsidiaries; (vii) “the Funds” refer collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco; and (viii) “NGP” refer to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the Funds.

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer to the net profits interest that WildHorse Resources purchased from NGP Income Co-Investment Fund II, L.P. (“NGPCIF”) in February 2014 (“NGPCIF NPI”). NGPCIF is controlled by NGP. Upon the completion of certain acquisitions in 2010, WildHorse Resources sold a net profits interest in these properties to NGPCIF. Since WildHorse Resources sold the net profits interest, the historical results are accounted for as a working interest for all periods.

Our unaudited financial statements reported herein include the financial position and results attributable to NGPCIF NPI.

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

Certain amounts in the prior year financial statements have been reclassified to conform to current presentation. Gathering, processing, and transportation costs were previously accounted for as revenue deductions and are now being presented as costs and expenses on our statements of operations on a separate line item.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

We have two reportable business segments, both of which are engaged in the acquisition, exploration and development of oil and natural gas properties (See Note 14). Our reportable business segments are as follows:

•	MRD—reflects the combined operations of the Company and its consolidating subsidiaries except for MEMP and its subsidiaries.
•	MEMP—reflects the combined operations of MEMP and its subsidiaries.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Segment financial information has been retrospectively revised for the acquisition by the MEMP Segment of certain assets from the MRD Segment in East Texas in February 2015 in exchange for approximately $78.0 million in cash and certain properties in North Louisiana (the “Property Swap”) for comparability purposes. Our equity statement reflects a $172.9 million equity transfer from stockholders’ equity to noncontrolling interest related to this transaction. This amount represents $250.8 million of net book value related to the assets transferred to MEMP allocated to its limited partners less $77.9 million of cash allocated to its limited partners. Amounts allocated to MEMP GP eliminate in consolidation.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our 2014 Form 10-K.

Accrued liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Accrued capital expenditures	$84,939	$80,350
Accrued lease operating expense	17,996	16,403
Accrued general and administrative expenses	10,098	8,516
Accrued ad valorem and production taxes	10,390	8,870
Accrued interest payable	36,815	24,797
Accrued environmental	1,309	2,092
Accrued current deferred income taxes	51,937	51,929
Other miscellaneous, including operator advances	4,185	6,043
	$217,669	$199,000

Income Tax

Our predecessor was organized as a pass-through entity for federal income tax purposes and was not subject to federal income taxes prior to our initial public offering in June 2014; however, certain of its consolidating subsidiaries were subject to federal and certain state income taxes.  We are organized as a taxable C corporation and subject to federal and certain state income taxes. We are also subject to the Texas margin tax and certain aspects of the tax make it similar to an income tax. The net income (loss) attributable to noncontrolling interest is related to MEMP, which is a pass-through entity for federal income tax purposes.  As discussed in Note 12, the compensation expense associated with the incentive units of MRD Holdco creates a nondeductible permanent difference for income tax purposes. We reported no liability for unrecognized tax benefits as of March 31, 2015 and expect no significant change to the unrecognized tax benefits in the next twelve months.

Our effective tax rate is negative 67.5% for the three months ended March 31, 2015, which differs from the statutory federal income tax rate of 35% primarily due to the following recurring items:

•	84.0% reduction to the effective tax rate related to pass-through entities;
•	10.6% reduction to the effective tax rate related to non-deductible incentive compensation; and
•	8.1% reduction to the effective tax rate related to state income tax provision, net of federal benefit.

We had a net noncurrent deferred income tax liability of $95.0 million at December 31, 2014, of which $29.2 million was attributable to certain oil and gas properties in East Texas that MEMP acquired from us in February 2015 as noted above.  A deferred income tax benefit of $1.2 million associated with these oil and gas properties was recorded during February 2015.  As such, a net deferred income tax liability of $28.0 million has been reduced through additional paid capital in our equity statement.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

New Accounting Pronouncements

Presentation of Debt Issuance Cost. In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the impact of adopting this guidance to be material to the Company's financial statements and related disclosures.

Amendments to Consolidation Analysis. In February 2015, the FASB issued an accounting standards update to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted using either a full retrospective or a modified retrospective approach. Although the Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures, we expect that MEMP will become a VIE. We will either: (i) continue to consolidate MEMP and become subject to the VIE primary beneficiary disclosure requirements or (ii) no longer consolidate MEMP under the revised VIE consolidation requirements and provide disclosures that apply to variable interest holders that do not consolidate a VIE. The deconsolidation of MEMP would have a material impact on our consolidated financial statements and related disclosures.

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

Note 3. Acquisitions and Divestitures

Acquisition-related costs are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended
March 31,
2015	2014
$2,580	$2,462

2015 Divestitures

Subsequent event. On April 17, 2015, MRD sold certain oil and natural gas properties to a third party in Colorado and Wyoming for approximately $13.5 million (the “Rockies Divestiture”).

2014 Acquisitions

On March 25, 2014, MEMP closed a transaction to acquire certain oil and natural gas producing properties from a third party in the Eagle Ford (the “Eagle Ford Acquisition”). In addition, MEMP acquired a 30% interest in the seller’s Eagle Ford leasehold.

In July 2014, MEMP closed a third-party acquisition that was deemed significant to our consolidated financial statements. The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2014 as though this third-party acquisition had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of our predecessor and previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Three Months Ended
March 31,
2014
(In thousands)
Revenues	$252,019
Net income (loss)	(14,817)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at March 31, 2015 and December 31, 2014. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of March 31, 2015 and December 31, 2014 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$1,022,706	$—	$1,022,706
Interest rate derivatives	—	10	—	10
Total assets	$—	$1,022,716	$—	$1,022,716

Liabilities:
Commodity derivatives	$—	$87,809	$—	$87,809
Interest rate derivatives	—	3,549	—	3,549
Total liabilities	$—	$91,358	$—	$91,358

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$845,759	$—	$845,759
Interest rate derivatives	—	1,305	—	1,305
Total assets	$—	$847,064	$—	$847,064

Liabilities:
Commodity derivatives	$—	$71,639	$—	$71,639
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$74,928	$—	$74,928

See Note 5 for additional information regarding our derivative instruments.

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

•

During the period ended March 31, 2015, MEMP recognized $251.3 million of impairments primarily related to certain properties located in East Texas, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices. The carrying value of these properties after the $251.3 million impairment was approximately $157.6 million. MEMP did not record any impairments for the three months ended March 31, 2014.

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

At March 31, 2015, MEMP had net derivative assets of $601.0 million. After taking into effect netting arrangements, MEMP had counterparty exposure of $328.4 million related to its derivative instruments of which $113.4 million was with a single counterparty. Had all counterparties failed completely to perform according to the terms of their existing contracts, MEMP would have the right to offset $272.6 million against amounts outstanding under its revolving credit facility at March 31, 2015. At March 31, 2015, MRD had net derivative assets of $330.5 million. After taking into effect netting arrangements, MRD had counterparty exposure of $248.7 million related to derivative instruments of which $66.6 million was with a single counterparty. Had all counterparties failed completely to perform according to the terms of their existing contracts, MRD would have the right to offset $81.8 million against amounts outstanding under its revolving credit facility at March 31, 2015. See Note 8 for additional information regarding our revolving credit facilities.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars and basis swaps) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and the Company agrees to defer the premium paid or received until the time of settlement. Cash settlements received on settled derivative positions during the three months ended March 31, 2015 is net of deferred premiums of $1.8 million.

In February 2015, MEMP restructured a portion of its commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor. Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At March 31, 2015, the MRD Segment had the following open commodity positions:

	Remaining
	2015	2016	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,600,000	2,570,000	1,770,000	4,600,000
Weighted-average fixed price	$4.15	$4.09	$4.24	$4.06

Collar contracts:
Average Monthly Volume (MMBtu)	130,000	1,100,000	1,050,000	—
Weighted-average floor price	$4.00	$4.00	$4.00	$—
Weighted-average ceiling price	$4.64	$4.71	$5.06	$—

Purchased put option contracts:
Average Monthly Volume (MMBtu)	3,366,667	4,100,000	3,450,000	2,850,000
Weighted-average fixed price	$3.75	$3.75	$3.75	$3.75
Weighted-average deferred premium paid	$(0.33)	$(0.36)	$(0.35)	$(0.35)

Written call option contracts (1):
Average Monthly Volume (MMBtu)	2,625,000	—	—	—
Weighted-average sold strike price	$3.75	$—	$—	$—
Weighted-average deferred premium received	$0.08	$—	$—	$—

TGT Z1 basis swaps:
Average Monthly Volume (MMBtu)	3,480,000	1,120,000	200,000	—
Spread - Henry Hub	$(0.10)	$(0.10)	$(0.08)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	45,000	8,500	28,000	31,625
Weighted-average fixed price	$91.67	$84.80	$84.70	$84.50

Collar contracts:
Average Monthly Volume (Bbls)	2,000	27,000	—	—
Weighted-average floor price	$85.00	$80.00	$—	$—
Weighted-average ceiling price	$101.35	$99.70	$—	$—

Purchased put option contracts:
Average Monthly Volume (Bbls)	30,333	—	—	—
Weighted-average fixed price	$85.00	$—	$—	$—
Weighted-average deferred premium paid	$(3.80)	$—	$—	$—

Written call option contracts (1):
Average Monthly Volume (Bbls)	22,750	—	—	—
Weighted-average sold strike price	$85.00	$—	$—	$—
Weighted-average deferred premium received	$0.48	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	155,000	185,658	—	—
Weighted-average fixed price	$41.58	$34.06	$—	$—

(1)	These transactions were entered into for the purpose of creating a ceiling on our put options, which effectively converted the applicable puts into swaps.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At March 31, 2015, the MEMP Segment had the following open commodity positions:

	Remaining
	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,061,181	3,292,442	3,050,067	2,760,000	2,514,583
Weighted-average fixed price	$4.16	$4.22	$4.14	$4.28	$4.43

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	3,390,000	3,108,333	415,000	115,000	—
Spread	$(0.12)	$(0.05)	$—	$0.15	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	273,864	279,813	301,600	312,000	160,000
Weighted-average fixed price	$91.34	$86.87	$84.70	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,333	95,000	—	—	—
Spread	$(7.07)	$(9.56)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	211,867	158,600	43,300	—	—
Weighted-average fixed price	$42.30	$40.36	$37.55	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The MEMP Segment basis swaps included in the table above is presented on a disaggregated basis below:

	Remaining
	2015	2016	2017	2018
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,730,000	2,703,333	300,000	—
Spread - Henry Hub	$(0.12)	$(0.07)	$(0.05)	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000
Spread - Henry Hub	$(0.08)	$0.07	$0.14	$0.15

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	—	—	—
Spread - Henry Hub	$(0.25)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	—	—
Spread - Henry Hub	$(0.09)	$0.06	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,333	55,000	—	—
Spread - Brent	$(9.73)	$(13.35)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$—	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreements to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At March 31, 2015, we had the following interest rate swap open positions:

	Remaining
Credit Facility	2015	2016	2017	2018
MEMP:
Average Monthly Notional (in thousands)	$386,111	$400,000	$400,000	$100,000
Weighted-average fixed rate	1.247%	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2015 and December 31, 2014. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
Type	Balance Sheet Location	2015	2014	2015	2014
		(In thousands)
Commodity contracts	Short-term derivative instruments	$398,708	$378,908	$41,954	$38,852
Interest rate swaps	Short-term derivative instruments	—	—	2,994	3,289
Gross fair value		398,708	378,908	44,948	42,141
Netting arrangements	Short-term derivative instruments	(41,648)	(38,852)	(41,648)	(38,852)
Net recorded fair value	Short-term derivative instruments	$357,060	$340,056	$3,300	$3,289

Commodity contracts	Long-term derivative instruments	$623,998	$466,851	$45,855	$32,787
Interest rate swaps	Long-term derivative instruments	10	1,305	555	—
Gross fair value		624,008	468,156	46,410	32,787
Netting arrangements	Long-term derivative instruments	(45,855)	(32,787)	(45,855)	(32,787)
Net recorded fair value	Long-term derivative instruments	$578,153	$435,369	$555	$—

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Gains) Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations since derivative instruments are not designated as hedging instruments for accounting and financial reporting purposes. The following table details the gains and losses related to derivative instruments for the three months ended March 31, 2015 and 2014 (in thousands):

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2015	2014
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(253,649)	$59,482
Interest rate derivatives	Interest expense, net	2,441	511

Note 6. Asset Retirement Obligations

Asset retirement obligations primarily relate to our portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2015 (in thousands):

Asset retirement obligations at beginning of period	$122,531
Liabilities added from acquisitions or drilling	39
Revisions	149
Accretion expense	1,757
Asset retirement obligations at end of period	$124,476

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with offshore Southern California oil and gas properties owned by MEMP. The components of the restricted investment balance consisted of the following at the dates indicated:

	March 31,	December 31,
	2015	2014
	(In thousands)
BOEM platform abandonment (See Note 15)	$71,263	$69,954
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,818	2,701
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$78,787	$77,361

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2015	2014
	(In thousands)
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$144,000	$183,000
5.875% senior unsecured notes, due July 2022 (1)	600,000	600,000
Subtotal	744,000	783,000

MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	573,000	412,000
7.625% senior unsecured notes, due May 2021 ("2021 Senior Notes") (2)	700,000	700,000
6.875% senior unsecured notes, due August 2022 ("2022 Senior Notes") (3)	496,990	500,000
Unamortized discounts	(15,945)	(16,587)
Subtotal	1,754,045	1,595,413
Total long-term debt	$2,498,045	$2,378,413

(1)

The estimated fair value of this fixed-rate debt was $564.0 million and $534.0 million at March 31, 2015 and December 31, 2014, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(2)

The estimated fair value of this fixed-rate debt was $640.5 million and $563.5 million at March 31, 2015 and December 31, 2014, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(3)

The estimated fair value of this fixed-rate debt was $437.4 million and $380.0 million at March 31, 2015 and December 31, 2014, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. Each of the revolving credit facilities’ borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for each credit facility was the following at the date indicated (in thousands):

March 31,
2015
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$725,000
MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	1,300,000

Subsequent event. On April 13, 2015, MRD’s revolving credit facility borrowing base was re-affirmed at $725.0 million.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
Credit Facility	March 31,
	2015	2014
MRD Segment:
MRD revolving credit facility	1.87%	n/a
WildHorse Resources revolver terminated June 2014	n/a	3.97%
WildHorse Resources second lien terminated June 2014	n/a	6.44%
MEMP Segment:
MEMP revolving credit facility	1.90%	1.66%

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	March 31,	December 31,
	2015	2014
	(In thousands)
MRD Segment:
MRD revolving credit facility	$4,060	$4,285
MRD senior notes	12,041	12,455
MEMP Segment:
MEMP revolving credit facility	5,395	6,468
2021 Senior Notes	12,779	13,308
2022 Senior Notes	7,656	7,958
	$41,931	$44,474

Note 9. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The Company's authorized capital stock includes 600,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued for the three months ended March 31, 2015:

Balance December 31, 2014	193,435,414
Shares of common stock repurchased	(2,764,887)
Restricted common shares issued (Note 11)	115,302
Restricted common shares forfeited	(9,211)
Balance March 31, 2015	190,776,618

See Note 11 for additional information regarding restricted common shares. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Share Repurchase Program

MRD repurchased 2,764,887 shares of common stock under the December 2014 repurchase program for an aggregate price of $47.8 million through March 16, 2015, which exhausted the December 2014 repurchase program. MRD has retired all of the shares of common stock repurchased and the shares of common stock are no longer issued or outstanding.

Subsequent event. In April 2015, the board of directors (“Board”) of the Company authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock from time to time on the open market, through block trades or otherwise. The Company is not obligated to repurchase any dollar amount or specific number of shares of its common stock under the program, which may be suspended or discontinued at any time. The amount, timing and price of purchases will depend on market conditions and other factors.

Noncontrolling Interests

Noncontrolling interests is the portion of equity ownership in the Company’s consolidated subsidiaries not attributable to the Company and primarily consists of the equity interests held by: (i) the limited partners of MEMP and (ii) a third party investor in the San Pedro Bay Pipeline Company. Prior to our initial public offering, certain current or former key employees of certain of MRD LLC’s subsidiaries also held equity interests in those subsidiaries.

Distributions paid to the limited partners of MEMP primarily represent the quarterly cash distributions paid to MEMP’s unitholders, excluding those paid to MRD LLC prior to our initial public offering. Contributions received from limited partners of MEMP primarily represent net cash proceeds received from common unit offerings.

During the three months ended March 31, 2015, MEMP repurchased 1,909,583 common units under its repurchase program for an aggregate price of $28.4 million. MEMP has retired all common units repurchased and those common units are no longer issued or outstanding.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

For the Three
Months Ended
March 31,
2015
Numerator:
Net income (loss) available to common stockholders	$45,615

Denominator:
Weighted average common shares outstanding	190,705

Basic EPS	$0.24
Diluted EPS (1)	$0.24

(1)

The Company determines the more dilutive of either the two-class method or the treasury stock method for diluted EPS. The two-class method was more dilutive for the period presented. Under the treasury stock method, 151,123 incremental shares were included in the diluted EPS computation.

Note 11. Long-Term Incentive Plans

MRD

The following table summarizes information regarding restricted common share awards granted under the Memorial Resource Development Corp. 2014 Long-Term Incentive Plan for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common shares outstanding at December 31, 2014	1,059,211	$19.00
Granted (2)	115,302	$18.05
Forfeited	(9,211)	$19.00
Restricted common shares outstanding at March 31, 2015	1,165,302	$18.91

(1)Determined by dividing the aggregate grant date fair value of awards issued.

(2)	The aggregate grant date fair value of restricted common share awards issued in 2015 was $2.1 million based on a grant date market price of $18.05 per share.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended
March 31,
2015	2014
$1,486	n/a

The unrecognized compensation cost associated with restricted common share awards was $17.7 million at March 31, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 3.13 years.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MEMP

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (2)	157,360	$15.45
Forfeited	(12,467)	$20.73
Vested	(78,307)	$19.16
Restricted common units outstanding at March 31, 2015	1,160,106	$20.31

(1)	Determined by dividing the aggregate grant date fair value of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2015 was $2.4 million based on a grant date market price of $15.45 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended
March 31,
2015	2014
$2,341	$1,295

The unrecognized compensation cost associated with restricted common unit awards was $16.3 million at March 31, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.99 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to noncontrolling interests as presented on our unaudited condensed statements of consolidated and combined cash flows.

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

We recognized $10.2 million of compensation expense during the three months ended March 31, 2015, offset by a deemed capital contribution from MRD Holdco and the unrecognized compensation expense of approximately $95.5 million as of March 31, 2015 will be recognized over the remaining expected service period of 2.17 years.

The fair value of the Exchanged and Subsequent Incentive Units will be remeasured on a quarterly basis until all payments have been made. The settlement obligation rests with MRD Holdco. Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense will be allocated to us in future periods offset by deemed capital contributions. As such, these awards are not dilutive to our stockholders.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Exchanged Incentive Units	Subsequent Incentive Units
Valuation date	3/31/2015	3/31/2015
Dividend yield	0%	0%
Expected volatility	27.90%	27.90%
Risk-free rate	0.61%	0.61%
Expected life (years)	2.17	2.17

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Amounts due to (due from) MRD Holdco and certain affiliates of NGP at March 31, 2015 and December 31, 2014 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

NGP Affiliated Companies

During the three months ended March 31, 2015, MRD paid approximately $0.6 million to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities.

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

On March 28, 2014, our predecessor acquired certain interests in oil and gas properties in Gonzales and Karnes Counties located in South Texas from a NGP affiliated company for $3.3 million. Due to common control considerations, this transaction was recognized in the equity statement.

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

Services Agreement

In connection with the closing of our initial public offering, we entered into a services agreement with WildHorse Resources and WildHorse Resource Management Company, LLC (“WHR Management Company”), pursuant to which WHR Management Company agreed to provide operating and administrative services to us for twelve months relating to the Terryville Complex. In exchange for such services, we paid a monthly management fee to WHR Management Company of approximately $1.0 million excluding third party COPAS income credits.

Upon the closing of our initial public offering, WHR Management Company became a subsidiary of WildHorse Resources II, LLC, an affiliate of the Company (“WHR II”). NGP and certain former management members of WildHorse Resources own WHR II.

The services agreement was terminated effective March 1, 2015.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

WildHorse Management Services Agreement

A discussion of the WildHorse and WHR II management services and related agreements is included in our 2014 Form 10-K. These agreements were terminated in connection with our initial public offering.

Gas Processing Agreement

Subsequent event. On April 14, 2015, we, through our wholly-owned subsidiary, MRD Operating, entered into an amended and restated gas processing agreement (“GPA”) with PennTex North Louisiana Operating, LLC (“PennTex Operating”), a wholly-owned subsidiary of PennTex North Louisiana, LLC (“PennTex”). WildHorse Resources, which owned our interest in the Terryville Complex and merged into MRD Operating in February 2015, initially entered into a gas processing agreement with PennTex in March 2014, prior to our initial public offering. PennTex is a joint venture among certain affiliates of NGP in which MRD Midstream LLC, a wholly-owned subsidiary of MRD Holdco, owns a minority interest. Once PennTex Operating’s first processing plant becomes operational, it will process natural gas produced from wells located on certain leases owned by us in the state of Louisiana. The GPA has a 15-year primary term, subject to one-year extensions at either party’s election. We will pay PennTex Operating a monthly volume processing fee, subject to annual inflation escalators, based on volumes of natural gas processed by PennTex Operating. Once the first plant is declared operational, we will be obligated to pay a minimum processing fee equal to approximately $18.3 million on an annual basis, subject to certain adjustments and conditions until the second processing plant is declared operational. Once the second plant is declared operational, we will be obligated to pay a minimum volume processing fee equal to approximately $55.0 million on an annual basis, subject to certain adjustments and conditions.

In addition, on April 14, 2015, we entered into (i) an amended and restated area of mutual interest and midstream exclusivity agreement (“AMI”) with PennTex NLA Holdings, LLC, which owns a majority interest in PennTex, MRD WHR LA Midstream LLC, an affiliate of MRD Holdco, and PennTex, (ii) a gas transportation agreement (“GTA”) with PennTex Operating, (iii) a gas gathering agreement (“GGA”) with PennTex Operating, and (iv) a transportation services agreement (“TSA” and, together with the GPA, AMI, GTA, and GGA, the “Midstream Agreements”) with PennTex Operating to provide gathering, residue gas and natural gas liquids transportation services to us in the state of Louisiana. The Midstream Agreements have a 15-year primary term, subject to one-year extensions at either party’s elections.

Under the GGA, once the first processing plant is declared operational, we will pay PennTex Operating a commodity usage charge equal to at least the minimum volume commitment (115,000 MMBtu per day) times $0.02 per MMBtu until PennTex Operating’s second processing plant is declared operational. Once the second processing plant is declared operational, we will pay PennTex Operating a commodity usage charge equal to at least an increased minimum volume commitment (345,000 MMBtu per day) times $0.02 MMBtu through November 30, 2019. The minimum volume commitment will increase to 460,000 MMBtu on July 1, 2016 and may further increase subject to the terms of the GGA. Prior to December 1, 2019, PennTex Operating is also entitled to a payback demand fee from us equal to the monthly demand quantity (460,000 MMBtu per day) times a $0.03 MMBtu through November 30, 2019. Beginning on December 1, 2019, PennTex Operating is not entitled to a monthly demand charge, the commodity usage charge escalates to $0.05 per MMBtu, and PennTex Operating is entitled to receive a commodity usage charge from us equal to the minimum volume commitment (460,000 MMBtu per day through June 30, 2026, and 345,000 MMBtu per day thereafter) times $0.05 MMBtu.

Similarly, under each of the GTA and TSA, which commence concurrently with the operational dates of the two processing plants, PennTex Operating will be entitled to a commodity usage charge of $0.04 per MMBtu for all volumes of residue gas and natural gas liquids produced on our behalf.

Under the AMI, we granted PennTex Operating the exclusive right to build all of our midstream infrastructure in northern Louisiana and to provide midstream services to support our current and future production on our operated acreage within such area (other than production subject to existing third-party commitments).

Classic Pipeline Gas Gathering Agreement & Water Disposal Agreement

In November 2011, Classic Hydrocarbons Operating, LLC (“Classic Operating”), which became our wholly-owned subsidiary in connection with the restructuring transactions, and Classic Pipeline entered into a gas gathering agreement. Pursuant to the gas gathering agreement, Classic Operating dedicated to Classic Pipeline all of the natural gas produced (up to 50,000 MMBtus per day) on the properties operated by Classic Operating within certain counties in Texas through 2020, subject to one-year extensions at either party’s election. In May 2014, Classic Operating and Classic Pipeline amended the gas gathering agreement with respect to Classic Operating’s remaining assets located in Panola and Shelby Counties, Texas. Under the amended gas gathering agreement, Classic Operating agreed to pay a fee of (i) $0.30 per MMBtu, subject to an annual 3.5% inflationary escalation, based on volumes of natural gas delivered and processed, and (ii) $0.07 per MMBtu per stage of compression plus its allocated share of compressor fuel. The amended gas gathering agreement has a term until December 31, 2023, subject to one-year extensions at either party’s election.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In May 2014, Classic Operating and Classic Pipeline entered into a water disposal agreement. The water disposal agreement has a three-year term, subject to one-year extensions at either party’s election. Under the water disposal agreement, Classic Operating agreed to pay a fee of $1.10 per barrel for each barrel of water delivered to Classic Pipeline.

In February 2015, in connection with and as part of the Property Swap, Classic sold all of the equity interests owned by it in Classic Operating to Memorial Production Operating LLC, a wholly-owned subsidiary of MEMP, and Classic and Classic GP were merged into MRD Operating in March 2015.

Note 14. Business Segment Data

Our reportable business segments are organized in a manner that reflects how management manages those business activities.

We have two reportable business segments, both of which are engaged in the acquisition, exploration and development of oil and natural gas properties. Our reportable business segments are as follows:

•	MRD—reflects the combined operations of the Company and its consolidating subsidiaries except for MEMP and its subsidiaries.
•	MEMP—reflects the combined operations of MEMP and its subsidiaries.

We evaluate segment performance based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss), plus interest expense; loss on extinguishment of debt; income tax expense; depreciation, depletion and amortization (“DD&A”); impairment of goodwill and long-lived properties; accretion of asset retirement obligations (“AROs”); losses on commodity derivative contracts and cash settlements received; losses on sale of properties; incentive-based compensation expenses; exploration costs; provision for environmental remediation; equity loss from MEMP (MRD Segment only); cash distributions from MEMP (MRD Segment only); transaction related costs; amortization of investment premium; and other non-routine items, less interest income; income tax benefit; gains on commodity derivative contracts and cash settlements paid on expired positions; equity income from MEMP (MRD Segment only); gains on sale of assets and other non-routine items.

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

The following table presents selected business segment information for the periods indicated (in thousands):

			Other,	Consolidated
			Adjustments &	& Combined
	MRD	MEMP	Eliminations	Totals
Total revenues:
For the Three Months Ended March 31, 2015	$87,023	$92,818	$—	$179,841
For the Three Months Ended March 31, 2014	87,736	116,885	—	204,621
Adjusted EBITDA: (1)
For the Three Months Ended March 31, 2015	86,830	86,432	(76)	173,186
For the Three Months Ended March 31, 2014	64,752	62,046	(3,002)	123,796
Segment assets: (2)
As of March 31, 2015	1,535,233	3,051,190	(12,201)	4,574,222
As of December 31, 2014	1,413,768	3,189,760	(9,981)	4,593,547
Total cash expenditures for additions to long-lived assets:
For the Three Months Ended March 31, 2015	88,566	77,680	—	166,246
For the Three Months Ended March 31, 2014	75,258	231,973	—	307,231

(1)

Adjustments and eliminations for the three months ended March 31, 2015 and 2014 include less than $0.1 million and $3.0 million of cash distributions that MEMP paid MRD for the three months ended March 31, 2015 and 2014, respectively, related to MRD’s partnership interests in MEMP. In 2014, MRD LLC owned MEMP subordinated units, which were distributed to MRD Holdco in connection with the Company’s initial public offering in June 2014.

(2)	As of March 31, 2015, adjustments and eliminations primarily represent the elimination of accounts receivable and accounts payable balances between the MRD Segment and the MEMP Segment.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Calculation of Reportable Segments’ Adjusted EBITDA

	For the Three Months Ended
	March 31, 2015
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$50,371	$(162,658)	$(112,287)
Interest expense, net	9,756	28,818	38,574
Income tax expense (benefit)	47,558	(2,370)	45,188
DD&A	40,532	51,266	91,798
Impairment of proved oil and natural gas properties	—	251,347	251,347
Accretion of AROs	123	1,634	1,757
(Gain) loss on commodity derivative instruments	(108,190)	(145,459)	(253,649)
Cash settlements received (paid) on expired commodity derivative instruments	32,749	60,124	92,873
Transaction related costs	1,281	1,299	2,580
Incentive-based compensation expense	11,710	2,341	14,051
Exploration costs	726	90	816
Non-cash equity (income) loss from MEMP	138	—	138
Cash distributions from MEMP	76	—	76
Adjusted EBITDA	$86,830	$86,432	$173,262

	For the Three Months Ended
	March 31, 2014
			Combined
	MRD	MEMP	Totals
		(In thousands)
Net income (loss)	$6,390	$(32,892)	$(26,502)
Interest expense, net	17,974	16,078	34,052
Income tax expense (benefit)	25	75	100
DD&A	25,129	32,550	57,679
Accretion of AROs	130	1,391	1,521
(Gain) loss on commodity derivative instruments	12,716	46,766	59,482
Cash settlements received (paid) on expired commodity derivative instruments	(5,221)	(7,969)	(13,190)
(Gain) loss on sale of properties	(110)	—	(110)
Transaction related costs	568	1,894	2,462
Incentive-based compensation expense	1,023	1,295	2,318
Exploration costs	140	6	146
Provision for environmental remediation	—	2,852	2,852
Non-cash equity (income) loss from MEMP	2,986	—	2,986
Cash distributions from MEMP	3,002	—	3,002
Adjusted EBITDA	$64,752	$62,046	$126,798

The following table presents a reconciliation of total reportable segments’ Adjusted EBITDA to net income (loss) for each of the periods indicated (in thousands).

	For the Three Months Ended
	March 31,
	2015	2014
Total Reportable Segments' Adjusted EBITDA	$173,262	$126,798
Adjustments to reconcile Adjusted EBITDA to net income (loss):
Interest expense, net	(38,574)	(34,052)
Income tax benefit (expense)	(45,188)	(100)
DD&A	(91,798)	(57,679)
Impairment of proved oil and natural gas properties	(251,347)	—
Accretion of AROs	(1,757)	(1,521)
Gains (losses) on commodity derivative instruments	253,649	(59,482)
Cash settlements paid (received) on expired commodity derivative instruments	(92,873)	13,190
Gain (loss) on sale of properties	—	110
Transaction related costs	(2,580)	(2,462)
Incentive-based compensation expense	(14,051)	(2,318)
Exploration costs	(816)	(146)
Provision for environmental remediation	—	(2,852)
Cash distributions from MEMP	(76)	(3,002)
Net income (loss)	$(112,149)	$(23,516)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Included below is our consolidated and combined statement of operations disaggregated by reportable segment for the period indicated (in thousands):

	For the Three Months Ended March 31, 2015
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined Totals
Revenues:
Oil & natural gas sales	$87,023	$91,949	$—	$178,972
Other revenues	—	869	—	869
Total revenues	87,023	92,818	—	179,841

Costs and expenses:
Lease operating	5,222	40,478	—	45,700
Gathering, processing, and transportation	14,763	8,220	—	22,983
Pipeline operating	—	446	—	446
Exploration	726	90	—	816
Production and ad valorem taxes	2,775	6,655	—	9,430
Depreciation, depletion, and amortization	40,532	51,266	—	91,798
Impairment of proved oil and natural gas properties	—	251,347	—	251,347
Incentive unit compensation expense	10,224	—	—	10,224
General and administrative	12,976	14,511	—	27,487
Accretion of asset retirement obligations	123	1,634	—	1,757
(Gain) loss on commodity derivative instruments	(108,190)	(145,459)	—	(253,649)
Total costs and expenses	(20,849)	229,188	—	208,339
Operating income (loss)	107,872	(136,370)	—	(28,498)
Other income (expense):
Interest expense, net	(9,756)	(28,818)	—	(38,574)
Earnings from equity investments	(138)	—	138	—
Other, net	(49)	160	—	111
Total other income (expense)	(9,943)	(28,658)	138	(38,463)
Income (loss) before income taxes	97,929	(165,028)	138	(66,961)
Income tax benefit (expense)	(47,558)	2,370	—	(45,188)
Net income (loss)	$50,371	$(162,658)	$138	$(112,149)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2014
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined Totals
Revenues:
Oil & natural gas sales	$87,733	$115,977	$—	$203,710
Other revenues	3	908	—	911
Total revenues	87,736	116,885	—	204,621

Costs and expenses:
Lease operating	3,235	30,120	—	33,355
Gathering, processing, and transportation	8,557	5,563		14,120
Pipeline operating	—	489	—	489
Exploration	140	6	—	146
Production and ad valorem taxes	2,573	6,011	—	8,584
Depreciation, depletion, and amortization	25,129	32,550	—	57,679
Incentive unit compensation expense	1,023	—	—	1,023
General and administrative	6,999	10,740	—	17,739
Accretion of asset retirement obligations	130	1,391	—	1,521
(Gain) loss on commodity derivative instruments	12,716	46,766	—	59,482
(Gain) loss on sale of properties	(110)	—	—	(110)
Other, net	—	(12)	—	(12)
Total costs and expenses	60,392	133,624	—	194,016
Operating income (loss)	27,344	(16,739)	—	10,605
Other income (expense):
Interest expense, net	(17,974)	(16,078)	—	(34,052)
Earnings from equity investments	(2,986)	—	2,986	—
Other, net	31	—	—	31
Total other income (expense)	(20,929)	(16,078)	2,986	(34,021)
Income (loss) before income taxes	6,415	(32,817)	2,986	(23,416)
Income tax benefit (expense)	(25)	(75)	—	(100)
Net income (loss)	$6,390	$(32,892)	$2,986	$(23,516)

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

At March 31, 2015 and December 31, 2014, we had $1.3 million and $2.1 million of environmental reserves recorded on our balance sheets, respectively.

Gas Processing Agreement

See Note 13 for additional information.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

In connection with its 2009 acquisition of the Beta properties, Rise Energy Operating, LLC (“REO”), a wholly-owned subsidiary of MEMP, assumed an obligation with the BOEM for the decommissioning of the offshore production facilities. The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of March 31, 2015 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$137,705
Less: Outside working interest owners share	(66,442)
$71,263

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2015	$72,450
June 30, 2016	$76,590
December 31, 2016	$78,660

As of March 31, 2015, the maximum remaining obligation net to REO’s interest was approximately $7.4 million.

Processing Plant Expansions by Third Party Gatherer

A discussion of processing plant expansions by a third party gatherer is included in our 2014 Form 10-K.

Related Party Agreements

See Note 13 for additional information.

Note 16. Subsequent Events

MRD Common Stock Repurchase Approval

For additional information, see Note 9.

MRD Borrowing Base Reaffirmed

For additional information, see Note 8.

MRD Sale of Oil and Natural Gas Properties in Colorado and Wyoming

For additional information, see Note 3.

MRD and PennTex Midstream Agreements

For additional information, see Note 13.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our 2014 Form 10-K filed with the SEC on March 18, 2015 and any supplements thereto. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

We have two reportable segments, both of which are engaged in the acquisition, exploration and development of oil and natural gas properties:

•	MRD—reflects the combined operations of the Company and its consolidating subsidiaries except for MEMP and its subsidiaries.
•	MEMP—reflects the combined operations of MEMP and its subsidiaries.

Because we control MEMP through our ownership of its general partner, its business and operations are consolidated with ours for financial reporting purposes, even though we do not own any of its common units. As a result, our financial statements and notes thereto included under “Item 1. Financial Statements” consolidate MEMP’s business and assets with ours; however, the MEMP Segment’s debt is nonrecourse to the Company. Except where expressly noted to the contrary, the following discussion of our business, operations and assets and the use of the terms “we”, “our” and “us” excludes MEMP’s business, operations and assets.

As discussed under Note 2 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements,” the FASB issued an accounting standards update in February 2015 to improve consolidation guidance for certain types of legal entities. The guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. We will either: (i) continue to consolidate MEMP and become subject to the VIE primary beneficiary disclosure requirements or (ii) no longer consolidate MEMP under the revised VIE consolidation requirements and provide disclosures that apply to variable interest holders that do not consolidate a VIE. The deconsolidation of MEMP would have a material impact on our consolidated financial statements and related disclosures.

Recent Developments

Property Swap

In February 2015, we and MEMP completed a transaction (the “Property Swap”) in which we exchanged certain of our oil and gas properties in East Texas and non-core Louisiana for MEMP’s North Louisiana oil and gas properties and approximately $78.0 million in cash, subject to customary adjustments. Terms of the transaction were approved by our board of directors and by its conflicts committee, which is comprised entirely of independent directors. The transaction had an effective date of January 1, 2015.

Amendment to MRD Revolving Credit Facility and Borrowing Base Reaffirmation

In April 2015, we entered into a fourth amendment to our revolving credit facility to, among other things, add new lenders and permit the repurchase of up to $50.0 million of our common stock. In connection therewith, the lenders under our revolving credit facility reaffirmed the borrowing base under our revolving credit facility at $725.0 million, to remain at such level until the next scheduled redetermination, the next interim redetermination or other adjustment to the borrowing base, whichever occurs first.

MEMP Borrowing Base Redetermination

In connection with the semi-annual borrowing base redetermination by lenders under MEMP’s revolving credit facility, the borrowing base under its revolving credit facility decreased from $1.44 billion to $1.3 billion. This reduction in the borrowing base was primarily the result of the deterioration of commodity prices in the oil and natural gas industry. The new borrowing base became effective on March 24, 2015.

Business Segments

Our reportable business segments are organized in a manner that reflects how management manages those business activities. We evaluate segment performance based on Adjusted EBITDA. For additional information regarding our reportable business segments and Adjusted EBITDA, see Note 14 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Segment financial information has been retrospectively revised for the acquisition by the MEMP Segment of certain assets from the MRD Segment in East Texas in February 2015 in exchange for approximately $78.0 million in cash and certain properties in North Louisiana for comparability purposes.

The MRD Segment is focused on the acquisition, exploration, and development of natural gas and oil properties primarily in the Cotton Valley formation in North Louisiana. These properties consist primarily of assets with extensive production histories, high drilling success rates, and significant horizontal redevelopment potential. The MRD Segment is focused on maintaining and growing its production and cash flow primarily through the development of its sizeable inventory. The MRD Segment, prior to our initial public offering, included BlueStone, MRD Royalty, MRD Midstream, Golden Energy, Classic Pipeline, the MEMP subordinated units and cash held in a debt service reserve account that had been established when the 10.00%/10.75% Senior PIK toggle notes due 2018 (the “PIK notes”) were issued by MRD LLC in December 2013.

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

•

Gathering, processing and transportation. These are costs incurred to deliver production of our natural gas, NGLs and oil to the market. Cost levels of these expenses can vary based on the volume of natural gas, NGLs and oil production.

•

Production and ad valorem taxes. These consist of severance and ad valorem taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. Both MRD and MEMP take full advantage of all credits and exemptions in the various taxing jurisdictions where they operate. Ad valorem taxes are generally tied to the valuation of the oil and natural properties; however, these valuations are reasonably correlated to revenues, excluding the effects of any commodity derivative contracts.

•	Exploration expense. These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes and unsuccessful leasing efforts.
•	Impairment of proved properties. Proved properties are impaired whenever the carrying value of the properties exceed their estimated undiscounted future cash flows.
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

•

Interest expense. Both MRD and MEMP finance a portion of their working capital requirements and acquisitions with borrowings under revolving credit facilities and senior note issuances. As a result, both MRD and MEMP incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense as we continue to grow.

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

Results of Operations

MRD Segment

The MRD Segment’s consolidated and combined results of operations for the three months ended March 31, 2015 and 2014 presented below have been derived from our consolidated and combined financial statements. The comparability of the results of operations among the periods presented is impacted by the distribution by MRD LLC of the following to MRD Holdco prior to our initial public offering: (i) BlueStone, which sold substantially all of its assets in July 2013 for $117.9 million, MRD Royalty LLC, which owns certain immaterial leasehold interests and overriding royalty interests in Texas and Montana, MRD Midstream LLC, which owns an indirect interest in certain midstream assets in North Louisiana, Golden Energy and Classic Pipeline and (ii) 5,360,912 subordinated units of MEMP (which converted to common units on February 13, 2015).

Segment financial information has been retrospectively revised for material common control transactions between the MEMP Segment and the MRD Segment for comparability purposes, which includes the acquisition by the MEMP Segment of certain assets from the MRD Segment in East Texas in February 2015 in exchange for approximately $78.0 million in cash and certain properties in North Louisiana.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Oil & natural gas sales	$87,023	$87,733
Lease operating	5,222	3,235
Gathering, processing, and transportation	14,763	8,557
Exploration	726	140
Production and ad valorem taxes	2,775	2,573
Depreciation, depletion, and amortization	40,532	25,129
Incentive unit compensation expense	10,224	1,023
General and administrative	12,976	6,999
(Gain) loss on commodity derivative instruments	(108,190)	12,716
(Gain) loss on sale of properties	—	(110)
Interest expense, net	(9,756)	(17,974)
Income tax benefit (expense)	(47,558)	(25)
Net income (loss)	50,371	6,390

Natural gas and oil revenue:
Oil sales	$13,393	$21,095
NGL sales	11,454	19,360
Natural gas sales	62,176	47,278
Total natural gas and oil revenue	$87,023	$87,733

Production Volumes:
Oil (MBbls)	283	222
NGLs (MBbls)	503	443
Natural gas (MMcf)	20,194	9,302
Total (MMcfe)	24,910	13,290
Average net production (MMcfe/d)	276.8	147.7

Average sales price:
Oil (per Bbl)	$47.38	$95.21
NGL (per Bbl)	22.78	43.78
Natural gas (per Mcf)	3.08	5.08
Total (Mcfe)	$3.49	$6.60

Average unit costs per Mcfe:
Lease operating expense	$0.21	$0.24
Gathering, processing, and transportation	$0.59	$0.64
Production and ad valorem taxes	$0.11	$0.19
General and administrative expenses	$0.52	$0.53
Depletion, depreciation, and amortization	$1.63	$1.89

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The MRD Segment recorded net income of $50.4 million during the three months ended March 31, 2015 compared to net income of $6.4 million during the three months ended March 31, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $87.0 million, a decrease of $0.7 million compared with 2014. Production increased 11.6 Bcfe (approximately 87%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased $3.11 per Mcfe primarily due to lower commodity prices. The volume and pricing variance contributed to an approximate $76.7 million increase and $77.4 million decrease in revenues, respectively.

•

Lease operating expenses were $5.2 million and $3.2 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses decreased to $0.21 for 2015 from $0.24 for 2014. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

•

Gathering, processing and transportation expenses were $14.8 million and $8.6 million for 2015 and 2014, respectively. The increase of $6.2 million is primarily due to an increase in natural gas and NGL volumes. On a per Mcfe basis, gathering, processing, and transportation expenses decreased from $0.64 per Mcfe to $0.59 per Mcfe.

•

DD&A expense for 2015 was $40.5 million compared to $25.1 million for 2014, an increase of $15.4 million. The increase is due to an increase in production volumes and was partially offset by a decrease in the rate as reserves grew faster than costs subject to depletion. Increased production volumes caused DD&A expense to increase by approximately $22.0 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $6.6 million.

•

Incentive unit compensation expense for 2015 was $10.2 million related to MRD Holdco incentive units as discussed in Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report. Incentive unit compensation expense of approximately $1.0 million was recorded by BlueStone in 2014. Net proceeds generated from the sale of oil and gas properties were used to pay a distribution to BlueStone incentive unit holders in 2014.

•

General and administrative expenses for 2015 were $13.0 million compared to $7.0 million for 2014. General and administrative expenses for 2015 included $1.3 million of transaction-related costs compared to $0.6 million of transaction-related costs in 2014. Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods.

•

Net gains on commodity derivative instruments of $108.2 million were recognized during 2015, consisting of $32.7 million of cash settlement receipts in addition to a $75.5 million increase in the fair value of open hedge positions. Net losses on commodity derivative instruments of $12.7 million were recognized during 2014, consisting of $5.2 million of cash settlement payments and $7.5 million related to the decrease in the fair value of open hedge positions.

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

•

Net interest expense during 2015 was $9.8 million, including amortization of deferred financing fees of approximately $0.7 million. Net interest expense during 2014 was $18.0 million, including amortization of deferred financing fees of approximately $1.1 million. The decrease in net interest expense is primarily the result of lower level of indebtedness during 2015 compared to 2014.

Average outstanding borrowings under our revolving credit facility were $182.3 million during 2015. Average outstanding borrowings under the predecessor’s revolving credit facilities were $250.9 million during 2014. For 2015, we had an average of $600.0 million aggregate principal amount of the MRD Senior Notes issued and outstanding. For 2014, we had an average of $360.0 million aggregate principal amount of the PIK notes issued and outstanding and an average of $325.0 million aggregate principal outstanding for the WildHorse Resources’ second lien term facility.

•

Income tax expense for 2015 was $47.6 million compared to less than $0.1 million for 2014. The increase is due to the Company being taxed as a corporation in 2015, while our predecessor was a pass-through entity and not subject to federal income tax in 2014.

MEMP Segment

The MEMP Segment’s consolidated and combined results of operations for the three months ended March 31, 2015 and 2014 presented below have been derived from our consolidated and combined financial statements. The comparability of the results of operations among the periods presented is impacted by the following transactions:

•	the Eagle Ford acquisition in March 2014 for a net purchase price of $168.1 million; and
•	the MEMP Wyoming acquisition in July 2014 for a purchase price of approximately $906.1 million.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Oil & natural gas sales	$91,949	$115,977
Lease operating	40,478	30,120
Gathering, processing, and transportation	8,220	5,563
Exploration	90	6
Production and ad valorem taxes	6,655	6,011
Depreciation, depletion, and amortization	51,266	32,550
Impairment of proved oil and natural gas properties	251,347	—
General and administrative	14,511	10,740
(Gain) loss on commodity derivative instruments	(145,459)	46,766
(Gain) loss on sale of properties	—	—
Interest expense, net	(28,818)	(16,078)
Net income (loss)	(162,658)	(32,892)
Natural gas and oil revenue:
Oil sales	$44,253	$42,746
NGL sales	12,123	17,279
Natural gas sales	35,573	55,952
Total natural gas and oil revenue	$91,949	$115,977

Production Volumes:
Oil (MBbls)	1,021	463
NGLs (MBbls)	699	492
Natural gas (MMcf)	12,381	11,084
Total (MMcfe)	22,698	16,815
Average net production (MMcfe/d)	252.2	186.8

Average sales price:
Oil (per Bbl)	$43.34	$92.29
NGL(per Bbl)	17.34	35.12
Natural gas (per Mcf)	2.87	5.05
Total (Mcfe)	$4.05	$6.90

Average unit costs per Mcfe:
Lease operating expense	$1.78	$1.79
Gathering, processing, and transportation	$0.36	$0.33
Production and ad valorem taxes	$0.29	$0.36
General and administrative expenses	$0.64	$0.64
Depletion, depreciation, and amortization	$2.26	$1.94

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net loss of $162.7 million was generated for the three months ended March 31, 2015, primarily due to impairment expenses, compared to a net loss of $32.9 million generated for the three months ended March 31, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $91.9 million, a decrease of $24.0 million compared with 2014. Production increased 5.9 Bcfe (approximately 35%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price decreased $2.85 per Mcfe primarily due to lower commodity prices. The unfavorable price variance contributed to an approximate $64.6 million decrease in revenues that was partially offset by a favorable volume variance, which contributed to an approximate $40.6  million increase in revenues.

•	Lease operating expenses were $40.5 million and $30.1 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses were flat with $1.78 for 2015 compared to $1.79 for 2014.
•

Gathering, processing and transportation expenses were $8.2 million and $5.6 million for 2015 and 2014, respectively. The increase of $2.7 million is primarily due to an increase in natural gas and NGL volumes. On a per Mcfe basis, gathering, processing, and transportation increased from $0.33 per Mcfe to $0.36 per Mcfe.

•

Production and ad valorem taxes for 2015 totaled $6.7 million, an increase of $0.6 million compared with 2014 primarily due to an increase in production volumes. On a per Mcfe basis, production and ad valorem taxes decreased to $0.29 for 2015 from $0.36 for 2014.

•

DD&A expense for 2015 was $51.3 million compared to $32.6 million for 2014, an $18.7 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and MEMP’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $11.4 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximately $7.3 million.

•

Impairment expense for 2015 was $251.3 million which primarily related to certain properties in East Texas, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices.  MEMP did not record any impairment during the same period for 2014.

•

General and administrative expenses for 2015 were $14.5 million and included $2.3 million of non-cash unit-based compensation expense and $1.3 million of transaction-related costs. General and administrative expenses for 2014 totaled $10.7 million which included $0.8 million related to Classic, approximately $1.3 million of non-cash unit-based compensation expense and approximately $1.9 million of transaction-related costs.

•

Net gains on commodity derivative instruments of $145.5 million were recognized during 2015, consisting of $60.1 million of cash settlement receipts and $27.1 million in cash settlements received on terminated derivatives in addition to a $58.3 million increase in the fair value of open hedge positions. Net losses on commodity derivative instruments of $46.8 million were recognized during 2014, consisting of $8.0 million of cash settlement payments and $38.8 million related to the decrease in the fair value of open hedge positions.

•

Net interest expense totaled $28.8 million during 2015, including losses on interest rate swaps of approximately $2.4 million, amortization of deferred financing fees of approximately $1.9 million, and accretion of net discount associated with the senior notes of $0.6 million. Net interest expense totaled $16.1 million during 2014, including losses on interest rate swaps of $0.3 million and amortization of deferred financing fees of approximately $0.8 million. The increase in net interest expense is primarily due to the increase in outstanding borrowings under MEMP’s revolving credit facility and a higher aggregate principal amount of MEMP’s senior notes issued and outstanding for 2015 compared to 2014.

Average outstanding borrowings under MEMP’s revolving credit facility were $513.8 million during 2015 compared to $148.8 million during 2014. For 2015, MEMP had an average of $1.2 billion aggregate principal amount of MEMP’s senior notes issued and outstanding. For 2014, MEMP had an average of $700 million aggregate principal amount of MEMP’s senior notes issued and outstanding.

Consolidated

For consolidated results of operations, see MRD Segment and MEMP Segment above.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, the MRD and MEMP Segments operate with independent capital structures. The MEMP Segment’s debt is nonrecourse to the Company. With the exception of cash distributions paid to the MRD Segment by the MEMP Segment related to MEMP partnership interests held by the Company, the cash needs of each segment have been met independently with a combination of operating cash flows, asset sales, credit facility borrowings and the issuance of debt and equity. We expect that the cash needs of each of the MRD Segment and the MEMP Segment will continue to be met independently of each other with a combination of these funding sources.

MRD Segment

Historically, the primary sources of liquidity have been through borrowings under credit facilities, capital contributions from NGP and certain members of management, borrowings under a second lien term loan facility, issuance of senior notes, asset sales, including dropdowns to MEMP, and net cash provided by operating activities. The primary use of cash has been for the exploration, development and acquisition of natural gas and oil properties. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet future financial obligations, planned capital expenditure activities and liquidity requirements. Any future success in growing proved reserves and production will be highly dependent on the capital resources available. Our identified potential horizontal well locations in the Terryville Complex will take many years to develop.

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

We believe our cash flows provided by operating activities and availability under our revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and pursue our currently planned 2015 development drilling activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all.

As of March 31, 2015, our liquidity of $584.4 million consisted of $3.4 million of cash and cash equivalents and $581.0 million of available borrowings under our revolving credit facility. As of March 31, 2015, we had a working capital balance of $45.3 million, which included $142.1 million related to the fair value of derivative instruments that expire in the next 12 months.

Capital Budget

For the three months ended March 31, 2015, MRD Segment’s total capital expenditures were $93.4 million related primarily to the development of the Terryville Complex.

Debt Agreements—MRD Segment

Revolving Credit Facility

In June 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility with a borrowing base of $725.0 million as of March 31, 2015. The revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. In April 2015, the borrowing base under our revolving credit facility was re-affirmed at $725.0 million. In the future, we may be unable to access sufficient capital under the revolving credit facility as a result of (i) a decrease in our borrowing base due to a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of March 31, 2015.

See Note 8 under “Item 1. Financial Statements” for additional information regarding our revolving credit facility.

MRD Senior Notes

As of March 31, 2015, MRD had $600.0 million aggregate principal amount of 5.875% senior unsecured notes due 2022 (the “MRD Senior Notes”) outstanding. The MRD Senior Notes will mature on July 1, 2022 with interest accruing at a rate of 5.875% per annum and payable semi-annually in arrears on January 1 and July 1 of each year. The MRD Senior Notes are governed by an indenture dated as of July 10, 2014. The MRD Senior Notes are fully and unconditionally guaranteed, subject to customary release provisions, on a senior unsecured basis by certain of our existing subsidiaries. See Note 8 under “Item 1. Financial Statements” for additional information regarding the MRD Senior Notes.

Debt Agreements—MEMP Segment

Revolving Credit Facility

Memorial Production Operating LLC (“OLLC”), a wholly-owned subsidiary of MEMP, is party to a $2.0 billion revolving credit facility, with a current borrowing base of $1.3 billion that matures in March 2018 and is guaranteed by MEMP and all of its current and future subsidiaries (other than certain immaterial subsidiaries). See Note 8 under “Item 1. Financial Statements” for additional information regarding MEMP’s revolving credit facility.

Senior Notes

As of March 31, 2015, MEMP had $700.0 million aggregate principal of amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by an indenture dated as of April 17, 2013.

As of March 31, 2015, MEMP had approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by an indenture dated as of July 17, 2014.

See Note 8 under “Item 1. Financial Statements” for additional information regarding the 2021 Senior Notes and 2022 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2015, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of March 31, 2015.

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

MRD Segment

	For the Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$98,838	$49,137

Net cash used in investing activities:
Additions to oil and gas properties	$(86,619)	$(75,227)
Additions to other property and equipment	(1,947)	(31)
Distributions received from MEMP Segment related to partnership interests	76	3,002
Other	—	(304)
Net cash provided by (used in) investing activities	$(88,490)	$(72,560)

Net cash provided by financing activities
Advances on revolving credit facilities	$104,000	$108,000
Payments on revolving credit facilities	(143,000)	(40,000)
Deferred financing costs	—	(895)
Contributions from MEMP Segment	78,000	—
Contribution from NGP affiliates	—	1,165
Distribution to noncontrolling interest	—	(325)
Distribution to MEMP Segment	(1,912)	(991)
Distribution to NGP affiliates	—	(66,693)
Repurchases under share repurchase program	(50,000)	—
Other	—	(7)
Net cash provided by (used in) financing activities	$(12,912)	$254

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Operating Activities. Net cash flows provided by operating activities were $98.8 million during 2015 compared to $49.1 million during 2014. Production increased 11.6 Bcfe (approximately 87%) and average realized sales price decreased $3.11 per Mcfe as previously discussed under “Results of Operations—MRD Segment.” Cash paid for interest during 2015 was $17.9 million compared to $7.4 million during 2014 and cash settlements on commodity derivatives were $37.9 million higher in 2015.

Investing Activities. Total cash used in investing activities was $88.5 million during 2015 compared to $72.6 million for the same period in 2014. Cash used for additions to oil and gas properties was $86.6 million during 2015 compared to $75.2 million for the same period in 2014, which consisted primarily of drilling and completion activities in North Louisiana. Additions to other property and equipment were $1.9 million which consisted primarily of computer hardware, software, and other leased office space build out during 2015. Distributions of $0.1 million and $3.0 million were received from MEMP related to partnership interests owned by the MRD Segment during 2015 and 2014, respectively.  MRD LLC owned MEMP subordinated units during 2014.  These MEMP partnership interests were distributed to MRD Holdco in connection with Company’s initial public offering in June 2014.

Financing Activities.  Net repayments under our revolving credit facility were $39.0 million during 2015 compared to net advances of $68.0 million during 2014 under WildHorse Resources revolving credit facility. WildHorse Resources primarily utilized its revolving credit facility during 2014 to repurchase net profits interests from an affiliate of NGP.

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

MEMP paid $78.0 million to MRD during 2015 in connection with the Property Swap acquisition. MRD made deemed distributions of $1.9 million and $1.0 million to MEMP related to the properties MEMP acquired in the Property Swap transaction during 2015 and 2014, respectively.

The Company repurchased 2,888,684 shares of its common stock under its December 2014 repurchase program for an aggregate price of $50.0 million during 2015, which exhausted the December 2014 repurchase program. At December 31, 2014, there was $2.2 million accrued for 123,797 shares that were repurchased and retired in 2014. The Company has retired all of the shares of common stock repurchased and those shares of common stock are no longer issued or outstanding.

Deferred financing costs of approximately $0.9 million were incurred during 2014.

MEMP Segment

	For the Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$71,963	$54,805

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$(3,305)	$(173,000)
Additions to oil and gas properties	(74,375)	(58,973)
Additions to restricted investments	(1,426)	(826)
Net cash provided by (used in) investing activities	$(79,106)	$(232,799)

Net cash provided by financing activities
Advances on revolving credit facilities	$166,000	$235,000
Payments on revolving credit facilities	(5,000)	(39,000)
Repurchase of senior notes	(2,914)	—
Deferred financing costs	(10)	(267)
Contribution from MRD Segment	1,912	991
Distributions to partners	(46,315)	(33,763)
Distributions to MRD Segment	(78,000)	—
Restricted units returned to plan	(7)	—
Repurchased units under unit repurchase program	(28,420)	—
Net cash provided by (used in) financing activities	$7,246	$162,961

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities increased by $17.2 million although net income decreased by $129.8 million. Production increased 5.9 Bcfe (approximately 35%while average realized sales price decreased 2.85 per Mcfe. The decrease is due to the 2015 impairment as further discussed above under “Results of Operations—MEMP Segment.” Net cash provided by operating activities included a period-to-period increase in cash settlements received on expired commodity derivatives of $67.2 million and $0.5 million period-to-period decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities.

Investing Activities. Net cash used in investing activities during 2015 was $79.1 million, of which $3.3 million was used to acquire oil and natural gas properties from a third parties and $74.4 million was used for additions to oil and gas properties. Cash used in investing activities during 2014 was $232.8 million, of which $173.0 million was used to acquire oil and natural gas properties from a third parties and $59.0 million was used for additions to oil and gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties.

Financing Activities. Distributions to partners during 2015 were $46.3 million compared to $33.8 million during 2014, of which the MRD Segment received $0.1 million during 2015 compared to $3.0 million during 2014. The MRD Segment received $78.0 million from MEMP in connection with the Property Swap acquisition. MEMP received a contribution of $1.9 million and $1.0 million from the MRD Segment related to the properties MEMP acquired in the Property Swap transaction during 2015 and 2014, respectively.

MEMP had net borrowings of $161.0 million under its revolving credit facility during 2015 that were primarily used to fund the Property Swap acquisition and to fund MEMP’s drilling program. MEMP had borrowings of $196.0 million under its revolving credit facility during 2014 that were used primarily to fund its March 2014 Eagle Ford acquisition and drilling program.

MEMP repurchased $28.4 million in common units during 2015, which represents a repurchase and retirement of 1,909,583 common units under the MEMP Repurchase Program. MEMP repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Contractual Obligations

During the three months ended March 31, 2015, there were no significant changes in our consolidated contractual obligations from those reported in our 2014 Form 10-K filed with the SEC on March 18, 2015.

Off–Balance Sheet Arrangements

As of March 31, 2015, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2014 Form 10-K filed with the SEC on March 18, 2015.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2015, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for interest rate swap arrangements that were outstanding at March 31, 2015.

At March 31, 2015, we had $144.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate of LIBOR plus 1.50%, or 1.66%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rates would be less than $0.1 million per year.

The fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	March 31, 2015
	Carrying	Estimated
Description	Amount	Fair Value
MRD Segment:
5.875% senior notes, fixed-rate, due May 1, 2022	$600,000	$564,000

MEMP Segment:
7.625% senior notes, fixed rate, due May 1, 2021	$690,925	$640,500
6.875% senior notes, fixed-rate, due August 1, 2022	$490,120	$437,351

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding credit risk associated with our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements”, Note 15, “Commitments and Contingencies – Litigation & Environmental,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

In addition to the risk factor described below, security holders and potential investors in our securities should carefully consider the risk factors disclosed in our 2014 Form 10-K filed with the SEC on March 18, 2015.

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

While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the Safe Drinking Water Act, or the SDWA, involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Although the EPA is not the permitting authority for the SDWA’s Underground Injection Control Class II programs in Louisiana, Texas, Wyoming, New Mexico, or Colorado, where we or MEMP maintain operational acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. On April 7, 2015, the EPA published in the Federal Register a proposed rule requiring federal pre-treatment standards for wastewater generated during the hydraulic fracturing process. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities.  The proposed rule is undergoing a public comment period, which ends on June 8, 2015. Moreover, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. The rules include NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of these requests for reconsideration. For example, in September 2013 and December 2014, the EPA published updates to the 2012 performance standards. Specifically, on September 23, 2014, the EPA finalized the portion of the rule addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks. On December 19, 2014, the EPA issued clarification on the manner in which gases and liquids should be handled during well completion operations, as well as changes to the requirements for storage vessels. In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, on March 26, 2015, the federal Bureau of Land Management published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, development of appropriate plans for managing flowback water that returns to the surface, increased standards for interim storage of recovered waste fluids, and submission to the Bureau of Land Management of detailed information on the geology, depth and location of preexisting wells.  This rule will take effect on June 24, 2015, although it is the subject of several pending lawsuits recently filed by industry groups and at least three states, alleging that federal law does not give the Bureau of Land Management authority to regulate hydraulic fracturing.

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

None.

(b) Use of proceeds.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Shares Purchased	per Shares	Announced Plan	Under the Plan
				(in thousands)
Repurchase Program (1)
January 1, 2015 - January 31, 2015	1,637,989	$17.77	1,637,989	$19,057
February 1, 2015 - February 28, 2015	145,977	$17.93	145,977	$16,443
March 1, 2015 - March 31, 2015	980,921	$16.80	980,921	$—
Total	2,764,887	$17.43	2,764,887	$—

(1)

In December 2014, our Board authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock. Under the share repurchase program, shares may be repurchased from time to time at the Company’s discretion on the open market, through block trades or otherwise and are subject to market conditions, as well as corporate, regulatory, and other considerations. The December 2014 repurchase program was exhausted after the repurchases made in the first quarter of 2015. MRD has retired all of the shares of common stock repurchased and the shares are no longer issued or outstanding.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The information required by this Item 6. Exhibits is set forth in the Exhibit Index accompanying this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Memorial Resource Development Corp.
(Registrant)

Date: May 11, 2015	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1##	—

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

3.2	—	Amended and Restated Bylaws dated June 10, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on June 16, 2014).

4.1#	—

Form of Restricted Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Memorial Production Partners LP’s Registration Statement on Form S-8 (File No. 333-178493) filed on December 14, 2011).

10.1	—

Fourth Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto, dated as of April 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 14, 2015).

10.2	—

Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement by and among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, MRD Operating LLC, and PennTex North Louisiana, LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.3	—

Amended and Restated Gas Processing Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.4	—

Gas Gathering Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.5	—

Gas Transportation Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.6	—

Transportation Services Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

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