Form 10-Q
period 2015-06-30
Memorial Resource Development Corp.
filed 2015-08-05
CIK 1599222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 191,532,159 shares of common stock, $.01 par value, outstanding

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

Standardized Measure: The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules, regulations or standards established by the United States Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”) (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Because we are a corporation, we are subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to derivative transactions.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,701	$5,958
Accounts receivable:
Oil and natural gas sales	59,627	82,263
Joint interest owners and other	49,712	49,313
Short-term derivative instruments	290,045	340,056
Prepaid expenses and other current assets	29,882	28,027
Total current assets	433,967	505,617
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	5,183,656	4,844,529
Other	26,715	33,815
Accumulated depreciation, depletion and impairment	(1,740,452)	(1,340,688)
Property and equipment, net	3,469,919	3,537,656
Long-term derivative instruments	461,844	435,369
Restricted investments	80,096	77,361
Other long-term assets	34,477	37,544
Total assets	$4,480,303	$4,593,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,367	$25,772
Accounts payable - affiliates	5,184	624
Revenues payable	66,940	57,352
Accrued liabilities	249,266	199,000
Short-term derivative instruments	2,986	3,289
Total current liabilities	349,743	286,037
Long-term debt—MRD Segment	765,000	783,000
Long-term debt—MEMP Segment	1,823,650	1,595,413
Asset retirement obligations	126,708	122,531
Long-term derivative instruments	674	—
Deferred tax liabilities	80,675	95,017
Other long-term liabilities	7,394	8,585
Total liabilities	3,153,844	2,890,583
Commitments and contingencies (Note 15)
Equity:
Stockholders' equity (deficit):
Preferred stock, $.01 par value: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 600,000,000 shares authorized; 191,527,728 shares issued and outstanding at June 30, 2015; 193,435,414 shares issued and outstanding at December 31, 2014	1,915	1,935
Additional paid-in capital	1,297,944	1,367,346
Accumulated earnings (deficit)	(813,779)	(786,871)
Total stockholders' equity	486,080	582,410
Noncontrolling interests	840,379	1,120,554
Total equity	1,326,459	1,702,964
Total liabilities and equity	$4,480,303	$4,593,547

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Oil & natural gas sales	$175,826	$253,436	$354,798	$457,146
Other revenues	917	1,341	1,786	2,252
Total revenues	176,743	254,777	356,584	459,398

Costs and expenses:
Lease operating	48,742	32,321	94,442	65,676
Gathering, processing, and transportation	23,337	17,886	46,320	32,006
Gathering, processing, and transportation - affiliate (Note 13)	3,813	—	3,813	—
Pipeline operating	500	676	946	1,165
Exploration	2,262	1,144	3,078	1,290
Production and ad valorem taxes	9,198	10,999	18,628	19,583
Depreciation, depletion, and amortization	82,113	73,780	173,911	131,459
Impairment of proved oil and natural gas properties	—	—	251,347	—
Incentive unit compensation expense (Note 12)	16,116	942,817	26,340	943,840
General and administrative	24,700	22,126	52,187	39,865
Accretion of asset retirement obligations	1,779	1,527	3,536	3,048
(Gain) loss on commodity derivative instruments	91,866	141,590	(161,783)	201,072
(Gain) loss on sale of properties	50	3,167	50	3,057
Other, net	(943)	—	(943)	(12)
Total costs and expenses	303,533	1,248,033	511,872	1,442,049
Operating income (loss)	(126,790)	(993,256)	(155,288)	(982,651)
Other income (expense):
Interest expense, net	(37,523)	(34,531)	(76,097)	(68,583)
Loss on extinguishment of debt	—	(37,248)	—	(37,248)
Other, net	72	56	183	87
Total other income (expense)	(37,451)	(71,723)	(75,914)	(105,744)
Income (loss) before income taxes	(164,241)	(1,064,979)	(231,202)	(1,088,395)
Income tax benefit (expense)	23,768	11,536	(21,420)	11,436
Net income (loss)	(140,473)	(1,053,443)	(252,622)	(1,076,959)
Net income (loss) attributable to noncontrolling interest	(113,771)	(105,094)	(274,666)	(136,982)
Net income (loss) attributable to Memorial Resource Development Corp.	(26,702)	(948,349)	22,044	(939,977)
Net (income) loss allocated to members	—	(13,358)	—	(20,305)
Net (income) loss allocated to previous owners	—	—	—	(1,425)
Net (income) allocated to participating restricted stockholders	—	—	(150)	—
Net income (loss) available to common stockholders	$(26,702)	$(961,707)	$21,894	$(961,707)

Earnings per common share: (Note 10)
Basic	$(0.14)	$(5.00)	$0.12	$(5.00)
Diluted	$(0.14)	$(5.00)	$0.12	$(5.00)
Weighted average common and common equivalent shares outstanding:
Basic	189,628	192,500	190,163	192,500
Diluted	189,628	192,500	190,163	192,500

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

 (In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(252,622)	$(1,076,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	173,911	131,459
Impairment of proved oil and natural gas properties	251,347	—
(Gain) loss on derivatives	(158,697)	202,395
Cash settlements (paid) received on expired derivative instruments	182,603	(25,447)
Cash settlements on terminated derivatives	27,063	—
Premiums paid for derivatives	(27,063)	—
Loss on extinguishment of debt	—	30,248
Amortization of deferred financing costs	4,449	3,587
Accretion of senior notes net discount	1,204	1,319
Accretion of asset retirement obligations	3,536	3,048
Amortization of equity awards	8,349	3,134
Settlement of asset retirement obligations	(780)	—
(Gain) loss on sale of properties	50	3,057
Non-cash compensation expense	26,340	916,109
Deferred income tax expense (benefit)	13,560	(11,955)
Changes in operating assets and liabilities:
Accounts receivable	11,882	(26,847)
Prepaid expenses and other assets	1,282	(119)
Payables and accrued liabilities	36,702	21,574
Other	(1,329)	3,144
Net cash provided by operating activities	301,787	177,747
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(6,095)	(173,000)
Acquisition post-closing adjustment receipts	9,570	—
Additions to oil and gas properties	(335,426)	(293,567)
Additions to other property and equipment	(3,370)	(1,268)
Additions to restricted investments	(2,735)	(2,121)
Deposits for property acquisitions	—	(70,125)
Decrease (increase) in restricted cash	—	49,946
Proceeds from the sale of oil and natural gas properties	13,612	6,700
Other	—	(301)
Net cash used in investing activities	(324,444)	(483,736)
Cash flows from financing activities:
Advances on revolving credit facilities	433,000	1,548,800
Payments on revolving credit facilities	(221,000)	(776,900)
Termination of second lien credit facility	—	(328,282)
Redemption of senior notes	(2,914)	(351,808)
Deferred financing costs	(235)	(6,234)
Purchase of additional interests in consolidated subsidiaries	—	(3,292)
Proceeds from initial public offering	—	408,500
Costs incurred in conjunction with initial public offering	—	(26,875)
Contributions from NGP affiliates related to sale of assets	—	1,165
Distribution to MRD Holdco	—	(59,803)
Distributions to noncontrolling interests	(92,477)	(61,844)
Distribution to NGP affiliates related to purchase of assets	—	(66,693)
Distribution to NGP affiliates related to sale of assets, net of cash received	—	(32,770)
MRD Equity repurchases	(51,197)	—
MEMP Equity repurchases	(43,777)	—
Other	—	270
Net cash provided by financing activities	21,400	244,234
Net change in cash and cash equivalents	(1,257)	(61,755)
Cash and cash equivalents, beginning of period	5,958	77,721
Cash and cash equivalents, end of period	$4,701	$15,966

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Stockholders' Equity			Members' Equity
	Common stock	Additional paid in capital	Accumulated earnings (deficit)	Members	Previous Owners	Noncontrolling Interest	Total
Balance, January 1, 2014	$—	$—	$—	$237,186	$40,331	$580,615	$858,132
Net income (loss)	—	—	(961,707)	20,305	1,425	(136,982)	(1,076,959)
Issuance of shares in connection with restructuring transactions	1,710	913,152	—	—	—	—	914,862
Issuance of shares in connection with initial public offering	215	380,453	—	—	—	—	380,668
Restricted stock awards	11	(11)	—	—	—	—	—
Tax related effects in connection with restructuring transactions and initial public offering	—	(43,251)	—	—	—	—	(43,251)
Contribution related to MRD Holdco incentive unit compensation expense	—	111,757	—	—	—	—	111,757
Contribution related to sale of assets to NGP affiliate	—	—	—	1,165	—	—	1,165
Net book value of assets sold to NGP affiliate	—	—	—	(621)	—	—	(621)
Distributions	—	—	—	—	—	(61,844)	(61,844)
Net book value of assets acquired from NGP affiliates	—	—	—	45,059	(41,756)	—	3,303
Purchase of noncontrolling interest	—	(2,881)	—	—	—	(411)	(3,292)
Distribution of net assets to MRD Holdco	—	—	—	(123,078)	—	29,994	(93,084)
Distribution of shares received in connection with restructuring transactions to MRD Holdco	—	—	—	(110,510)	—	—	(110,510)
Distribution to NGP affiliates in connection with acquisition of assets	—	—	—	(66,693)	—	—	(66,693)
Net equity deemed contribution (distribution) related to net assets transferred to MEMP	—	—	—	(2,659)	—	2,659	—
Amortization of equity awards	—	174	—	—	—	2,960	3,134
Other	—	384	—	(154)	—	(345)	(115)
Balance, June 30 2014	$1,936	$1,359,777	$(961,707)	$—	$—	$416,646	$816,652

Balance, January 1, 2015	$1,935	$1,367,346	$(786,871)	$—	$—	$1,120,554	$1,702,964
Net income (loss)	—	—	22,044	—	—	(274,666)	(252,622)
Share repurchase	(28)	—	(47,757)	—	—	—	(47,785)
Restricted stock awards	9	(9)	—	—	—	—	—
Amortization of restricted stock awards	—	3,443	—	—	—	—	3,443
Contribution related to MRD Holdco incentive unit compensation expense (Note 12)	—	26,340	—	—	—	—	26,340
Net equity deemed contribution (distribution) related to MEMP property exchange (Note 1)	—	(127,149)	—	—	—	127,149	—
Deferred tax effect of MEMP property exchange (Note 2)	—	28,020	—	—	—	—	28,020
Distributions	—	—	—	—	—	(92,477)	(92,477)
Amortization of MEMP equity awards	—	—	—	—	—	4,906	4,906
MEMP common units repurchased	—	—	—	—	—	(45,117)	(45,117)
MRD restricted shares repurchased	(1)	—	(1,195)	—	—	—	(1,196)
Other	—	(47)	—	—	—	30	(17)
Balance, June 30, 2015	$1,915	$1,297,944	$(813,779)	$—	$—	$840,379	$1,326,459

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

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements. Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Segment financial information has been retrospectively revised for the acquisition by the MEMP Segment of certain assets from the MRD Segment in East Texas in February 2015 in exchange for approximately $78.4 million in cash and certain properties in North Louisiana (the “Property Swap”) for comparability purposes. Our equity statement reflects a $127.1 million equity transfer from stockholders’ equity to noncontrolling interest related to this transaction.

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

Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion, and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations, income taxes and asset retirement obligations.

Note 2. Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our Current Report on Form 8-K filed on July 8, 2015 (our “Recast Form 8-K”).  Our Recast Form 8-K was filed to retrospectively revise certain historical segment financial information to give effect to the Property Swap for comparability purposes and to include a new note containing condensed consolidating financial information.

Accrued liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Accrued capital expenditures	$107,344	$80,350
Accrued lease operating expense	23,524	16,403
Accrued general and administrative expenses	13,324	8,516
Accrued ad valorem taxes	11,442	8,870
Accrued interest payable	27,118	24,797
Accrued environmental	1,147	2,092
Accrued current and deferred income taxes	58,597	51,929
Other miscellaneous, including operator advances	6,770	6,043
	$249,266	$199,000

Supplemental Cash Flow Information

Supplemental cash flow for the periods presented (in thousands):

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$85,019	$65,641
Cash paid for taxes	2,055	550
Noncash investing and financing activities:
(Increase) decrease in capital expenditures in payables and accrued liabilities	(26,994)	(3,526)
(Increase) decrease in accounts receivable related to acquisitions and divestitures	9,570	(4,732)
Repurchases under MEMP repurchase program	2,710	—

Income Tax

MRD is a corporation subject to federal and certain state income taxes. The net income (loss) attributable to noncontrolling interest is related to MEMP, which is a pass-through entity for federal income tax purposes. As discussed in Note 12, the compensation expense associated with the incentive units of MRD Holdco creates a nondeductible permanent difference for income tax purposes. MRD’s predecessor was organized as a pass-through entity for federal income tax purposes and was not subject to federal income taxes prior to our initial public offering in June 2014; however, certain of its consolidating subsidiaries were subject to federal and certain state income taxes.

MRD reported no liability for unrecognized tax benefits as of June 30, 2015 and expects no significant change to the unrecognized tax benefits in the next twelve months.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MRD’s effective tax rate for the three and six months ended June 30, 2015 was 14.5% and negative 9.3%, respectively, and the effective tax rate for both the three and six months ended June 30, 2014 was 1.1%. The effective tax rate for the three and six months ended June 30, 2014 and 2015 differs from the statutory federal income tax rate primarily due to the following recurring items:

•	earnings from the MEMP Segment pass-through entities;
•	non-deductible incentive unit compensation; and
•	state income tax, net of federal benefit.

MRD had a net noncurrent deferred income tax liability of $95.0 million at December 31, 2014, of which $29.2 million was attributable to certain oil and gas properties in East Texas that MEMP acquired from MRD in February 2015 as noted above.  A deferred income tax benefit of $1.2 million associated with these oil and gas properties was recorded during February 2015.  As such, a net deferred income tax liability of $28.0 million has been reversed through additional paid in capital in MRD’s equity statement.

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

Note 3. Acquisitions and Divestitures

Transaction-related costs, which include costs associated with acquisitions and divestitures, are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2015	2014	2015	2014
$423	$1,593	$3,003	$4,055

2015 Divestitures

On April 17, 2015, MRD sold certain oil and natural gas properties to a third party in Colorado and Wyoming for approximately $13.6 million (the “Rockies Divestiture”) and recorded a loss of less than $0.1 million related to the sale.

2014 Acquisitions

On March 25, 2014, MEMP closed a transaction to acquire certain oil and natural gas producing properties from a third party in the Eagle Ford for approximately $168.1 million, including customary post-closing adjustments (the “Eagle Ford Acquisition”).

On July 1, 2014, MEMP closed a transaction to acquire certain oil and natural gas liquids properties from a third party in Wyoming for approximately $906.1 million, including customary post-closing adjustments (the “Wyoming Acquisition”).

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma combined results of operations are provided for the three and six months ended June 30, 2014 as though the Wyoming Acquisition had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Company and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2014	2014
MRD Consolidated and Combined	(In thousands)
Revenues	$298,578	$550,597
Net income (loss)	(1,028,123)	(1,042,940)
Basic and diluted earnings per share	$(5.00)	$(5.00)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at June 30, 2015 and December 31, 2014. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of June 30, 2015 and December 31, 2014 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$821,489	$—	$821,489
Interest rate derivatives	—	—	—	—
Total assets	$—	$821,489	$—	$821,489

Liabilities:
Commodity derivatives	$—	$70,349	$—	$70,349
Interest rate derivatives	—	2,911	—	2,911
Total liabilities	$—	$73,260	$—	$73,260

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$845,759	$—	$845,759
Interest rate derivatives	—	1,305	—	1,305
Total assets	$—	$847,064	$—	$847,064

Liabilities:
Commodity derivatives	$—	$71,639	$—	$71,639
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$74,928	$—	$74,928

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties.

•

During the six month period ended June 30, 2015, MEMP recognized $251.3 million of impairments primarily related to certain properties located in East Texas, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices. The carrying value of these properties after the impairment was approximately $157.6 million. MEMP did not record any impairments during the three and six months ended June 30, 2014.

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

At June 30, 2015, MEMP had net derivative assets of $485.8 million. After taking into effect netting arrangements, MEMP had counterparty exposure of $199.7 million related to its derivative instruments of which $78.1 million was with a single counterparty. Had all counterparties failed completely to perform according to the terms of their existing contracts, MEMP would have the right to offset $286.1 million against amounts outstanding under its revolving credit facility at June 30, 2015. At June 30, 2015, MRD had net derivative assets of $262.5 million. After taking into effect netting arrangements, MRD had counterparty exposure of $171.5 million related to derivative instruments of which $56.6 million was with a single counterparty. Had all counterparties failed completely to perform according to the terms of their existing contracts, MRD would have the right to offset $91.0 million against amounts outstanding under its revolving credit facility at June 30, 2015. See Note 8 for additional information regarding our revolving credit facilities.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars and basis swaps) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and the Company agrees to defer the premium paid or received until the time of settlement. Cash settlements received on settled derivative positions during the six months ended June 30, 2015 is net of deferred premiums of $3.4 million.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At June 30, 2015, the MRD Segment had the following open commodity positions:

	Remaining
	2015	2016	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,400,000	2,570,000	1,770,000	4,600,000
Weighted-average fixed price	$4.15	$4.09	$4.24	$4.06

Collar contracts:
Average Monthly Volume (MMBtu)	130,000	1,100,000	1,050,000	—
Weighted-average floor price	$4.00	$4.00	$4.00	$—
Weighted-average ceiling price	$4.64	$4.71	$5.06	$—

Purchased put option contracts:
Average Monthly Volume (MMBtu)	4,100,000	6,000,000	5,350,000	3,450,000
Weighted-average strike price	$3.75	$3.51	$3.48	$3.62
Weighted-average deferred premium paid	$(0.33)	$(0.34)	$(0.32)	$(0.34)

Written call option contracts (1):
Average Monthly Volume (MMBtu)	3,225,000	—	—	—
Weighted-average sold strike price	$3.75	$—	$—	$—
Weighted-average deferred premium received	$0.08	$—	$—	$—

TGT Z1 basis swaps:
Average Monthly Volume (MMBtu)	3,380,000	1,120,000	200,000	—
Spread - Henry Hub	$(0.10)	$(0.10)	$(0.08)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	42,000	8,500	28,000	31,625
Weighted-average fixed price	$91.67	$84.80	$84.70	$84.50

Collar contracts:
Average Monthly Volume (Bbls)	2,000	27,000	—	—
Weighted-average floor price	$85.00	$80.00	$—	$—
Weighted-average ceiling price	$101.35	$99.70	$—	$—

Purchased put option contracts:
Average Monthly Volume (Bbls)	39,000	—	—	—
Weighted-average strike price	$85.00	$—	$—	$—
Weighted-average deferred premium paid	$(3.80)	$—	$—	$—

Written call option contracts (1):
Average Monthly Volume (Bbls)	29,250	—	—	—
Weighted-average sold strike price	$85.00	$—	$—	$—
Weighted-average deferred premium received	$0.48	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	163,000	185,658	—	—
Weighted-average fixed price	$41.52	$34.06	$—	$—

(1)	These transactions were entered into for the purpose of creating a ceiling on our put options, which effectively converted the applicable puts into swaps.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At June 30, 2015, the MEMP Segment had the following open commodity positions:

	Remaining
	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,370,903	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.08	$4.14	$4.06	$4.18	$4.31

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	3,690,000	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.12)	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	272,531	279,813	301,600	312,000	160,000
Weighted-average fixed price	$91.34	$86.87	$84.70	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,000	95,000	30,000	—	—
Spread	$(7.06)	$(9.56)	$(2.35)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	210,200	213,100	43,300	—	—
Weighted-average fixed price	$42.35	$35.64	$37.55	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The MEMP Segment basis swaps included in the table above is presented on a disaggregated basis below:

	Remaining
	2015	2016	2017	2018	2018
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	3,030,000	3,003,333	1,800,000	1,200,000	900,000
Spread - Henry Hub	$(0.11)	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000	—
Spread - Henry Hub	$(0.08)	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	170,000	—	—	—
Spread - Henry Hub	$(0.25)	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	295,000	—	—
Spread - Henry Hub	$(0.09)	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,000	55,000	—	—	—
Spread - Brent	$(9.73)	$(13.35)	$—	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	30,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$(2.35)	$—	$—
Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreements to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At June 30, 2015, we had the following interest rate swap open positions:

	Remaining
Credit Facility	2015	2016	2017	2018
MEMP:
Average Monthly Notional (in thousands)	$391,667	$400,000	$400,000	$100,000
Weighted-average fixed rate	1.123%	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2015 and December 31, 2014. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
		June 30,	December 31,	June 30,	December 31,
Type	Balance Sheet Location	2015	2014	2015	2014
		(In thousands)
Commodity contracts	Short-term derivative instruments	$323,437	$378,908	$34,066	$38,852
Interest rate swaps	Short-term derivative instruments	—	—	2,312	3,289
Gross fair value		323,437	378,908	36,378	42,141
Netting arrangements	Short-term derivative instruments	(33,392)	(38,852)	(33,392)	(38,852)
Net recorded fair value	Short-term derivative instruments	$290,045	$340,056	$2,986	$3,289

Commodity contracts	Long-term derivative instruments	$498,052	$466,851	$36,283	$32,787
Interest rate swaps	Long-term derivative instruments	—	1,305	599	—
Gross fair value		498,052	468,156	36,882	32,787
Netting arrangements	Long-term derivative instruments	(36,208)	(32,787)	(36,208)	(32,787)
Net recorded fair value	Long-term derivative instruments	$461,844	$435,369	$674	$—

(Gains) Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations since derivative instruments are not designated as hedging instruments for accounting and financial reporting purposes. The following table details the gains and losses related to derivative instruments for the three and six months ended June 30, 2015 and 2014 (in thousands):

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2015	2014	2015	2014
Commodity derivative contracts	(Gain) loss on commodity derivatives	$91,866	$141,590	$(161,783)	$201,072
Interest rate derivatives	Interest expense, net	644	821	3,085	1,323

Note 6. Asset Retirement Obligations

Asset retirement obligations primarily relate to our portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2015 (in thousands):

Asset retirement obligations at beginning of period	$122,531
Liabilities added from acquisitions or drilling	1,025
Liabilities settled	(780)
Revision of estimates	572
Liabilities removed upon sale of wells	(176)
Accretion expense	3,536
Asset retirement obligations at end of period	$126,708

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with offshore Southern California oil and gas properties owned by MEMP. The components of the restricted investment balance consisted of the following at the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
BOEM platform abandonment (See Note 15)	$72,452	$69,954
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,938	2,701
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$80,096	$77,361

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$165,000	$183,000
5.875% senior unsecured notes, due July 2022 ("MRD Senior Notes") (1)	600,000	600,000
Subtotal	765,000	783,000

MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	642,000	412,000
7.625% senior unsecured notes, due May 2021 ("2021 Senior Notes") (2)	700,000	700,000
6.875% senior unsecured notes, due August 2022 ("2022 Senior Notes") (3)	496,990	500,000
Unamortized discounts	(15,340)	(16,587)
Subtotal	1,823,650	1,595,413
Total long-term debt	$2,588,650	$2,378,413

(1)

The estimated fair value of this fixed-rate debt was $574.5 million and $534.0 million at June 30, 2015 and December 31, 2014, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(2)

The estimated fair value of this fixed-rate debt was $669.4 million and $563.5 million at June 30, 2015 and December 31, 2014, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(3)

The estimated fair value of this fixed-rate debt was $454.8 million and $380.0 million at June 30, 2015 and December 31, 2014, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
Credit Facility	June 30,		June 30,
	2015	2014	2015	2014
MRD Segment:
MRD revolving credit facility	1.70%	2.24%	1.80%	2.24%
WildHorse Resources revolver terminated June 2014	n/a	4.13%	n/a	4.04%
WildHorse Resources second lien terminated June 2014	n/a	6.44%	n/a	6.44%
MEMP Segment:
MEMP revolving credit facility	2.08%	2.09%	2.01%	1.98%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
MRD Segment:
MRD revolving credit facility	$4,175	$4,285
MRD Senior Notes	11,766	12,455
MEMP Segment:
MEMP revolving credit facility	4,972	6,468
2021 Senior Notes	12,251	13,308
2022 Senior Notes	7,582	7,958
	$40,746	$44,474

Note 9. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The Company's authorized capital stock includes 600,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued for the six months ended June 30, 2015:

Balance December 31, 2014	193,435,414
Shares of common stock repurchased	(2,764,887)
Restricted common shares issued (Note 11)	931,724
Restricted common shares repurchased (1)	(60,773)
Restricted common shares forfeited	(13,750)
Balance June 30, 2015	191,527,728

(1)

Restricted common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting.  Participants surrendered shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $1.2 million. These net-settlements had the effect of shares repurchased by the Company as they reduced the number of shares that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Company.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In April 2015, the board of directors (“Board”) of the Company authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock from time to time on the open market, through block trades or otherwise. The Company is not obligated to repurchase any dollar amount or specific number of shares of its common stock under the program, which may be suspended or discontinued at any time. The amount, timing and price of purchases will depend on market conditions and other factors. The Company did not repurchase any shares of common stock under this program through June 30, 2015.

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

During the six months ended June 30, 2015, MEMP repurchased 2,951,612 common units under its repurchase program for an aggregate price of $43.9 million. MEMP has retired all common units repurchased and those common units are no longer issued or outstanding.

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) available to common stockholders	$(26,702)	$(961,707)	$21,894	$(961,707)

Denominator:
Weighted average common shares outstanding	189,628	192,500	190,163	192,500

Basic EPS	$(0.14)	$(5.00)	$0.12	$(5.00)
Diluted EPS (1)	$(0.14)	$(5.00)	$0.12	$(5.00)

(1)

The Company determines the more dilutive of either the two-class method or the treasury stock method for diluted EPS. Under the treasury stock method, 364,321 and 329,312 incremental shares were included in the diluted EPS computation for the three and six months ended June 30, 2015, respectively.

Note 11. Long-Term Incentive Plans

MRD

The following table summarizes information regarding restricted common share awards granted under the Memorial Resource Development Corp. 2014 Long-Term Incentive Plan for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common shares outstanding at December 31, 2014	1,059,211	$19.00
Granted (2)	931,724	$18.80
Forfeited	(13,750)	$18.73
Vested	(274,355)	$19.00
Restricted common shares outstanding at June 30, 2015	1,702,830	$18.89

(1)	Determined by dividing the aggregate grant date fair value of awards issued.
(2)	The aggregate grant date fair value of restricted common share awards issued in 2015 was $17.5 million based on a grant date market price ranging from $18.05 to $18.91 per share.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2015	2014	2015	2014
$1,957	$175	$3,443	$175

The unrecognized compensation cost associated with restricted common share awards was $30.9 million at June 30, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.91 years.

MEMP

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (2)	795,077	$15.04
Forfeited	(19,739)	$19.48
Vested	(476,057)	$20.36
Restricted common units outstanding at June 30, 2015	1,392,801	$17.78

(1)	Determined by dividing the aggregate grant date fair value of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2015 was $12.0 million based on a grant date market price ranging from $14.94 to $15.45 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2015	2014	2015	2014
$2,565	$1,665	$4,906	$2,960

The unrecognized compensation cost associated with restricted common unit awards was $23.2 million at June 30, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.23 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to noncontrolling interests as presented on our unaudited condensed statements of consolidated and combined cash flows.

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

We recognized $16.1 million and $26.3 million of compensation expense for the three and six months ending June 30, 2015, respectively, offset by a deemed capital contribution from MRD Holdco and the unrecognized compensation expense of approximately $87.7 million as of June 30, 2015 will be recognized over the remaining expected service period of 1.92 years.

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

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Exchanged Incentive Units	Subsequent Incentive Units
Valuation date	6/30/2015	6/30/2015
Dividend yield	0%	0%
Expected volatility	46.42%	46.42%
Risk-free rate	0.61%	0.61%
Expected life (years)	1.92	1.92

Note 13. Related Party Transactions

Amounts due to (due from) MRD Holdco and certain affiliates of NGP at June 30, 2015 and December 31, 2014 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

NGP Affiliated Companies

During the three and six months ended June 30, 2015, MRD paid approximately $0.6 million and $1.1 million, respectively to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities.

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

On June 18, 2014, in connection with our initial public offering and the related restructuring transactions, WHR Management Company was sold by WildHorse Resources to an affiliate of the Funds for net book value. The net book value of the assets sold was as follows (in thousands):

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

WildHorse Management Services Agreement

A discussion of the WildHorse and WHR II management services and related agreements is included in our Recast Form 8-K. These agreements were terminated in connection with our initial public offering.

Midstream Agreements

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

Similarly, under the GTA which commences concurrently with the operational dates of the two processing plants, PennTex Operating will be entitled to a commodity usage charge of $0.04 per MMBtu for all volumes of residue gas produced on our behalf. Under the TSA, which commences concurrently with the operational dates of the two processing plants, PennTex Operating will be entitled to a commodity usage charge of $0.04 per gallon for all volumes of natural gas liquids produced on our behalf.

Under the AMI, we granted PennTex Operating the exclusive right to build all of our midstream infrastructure in northern Louisiana and to provide midstream services to support our current and future production on our operated acreage within such area (other than production subject to existing third-party commitments).

All net costs associated with these gas processing agreements are reflected in the statement of operations in the “Gathering processing, and transportation – affiliate” line.

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

Segment revenues and expenses include intersegment transactions. Our consolidated totals reflect the elimination of intersegment transactions.

In the MRD Segment’s individual financial statements, investments in the MEMP Segment that are included in the consolidated and combined financial statements are accounted for by the equity method.

The following table presents selected business segment information for the periods indicated (in thousands):

			Other,	Consolidated
			Adjustments &	& Combined
	MRD	MEMP	Eliminations	Totals
Total revenues:
Three Months Ended June 30, 2015	$78,605	$98,138	$—	$176,743
Three Months Ended June 30, 2014	110,569	144,208	—	254,777
Six Months Ended June 30, 2015	165,628	190,956	—	356,584
Six Months Ended June 30, 2014	198,305	261,093	—	459,398
Adjusted EBITDA: (1)
Three Months Ended June 30, 2015	82,831	82,875	(75)	165,631
Three Months Ended June 30, 2014	81,471	84,475	(3,002)	162,944
Six Months Ended June 30, 2015	169,661	169,307	(151)	338,817
Six Months Ended June 30, 2014	146,223	146,521	(6,004)	286,740
Segment assets: (2)
As of June 30, 2015	1,553,851	2,934,433	(7,981)	4,480,303
As of December 31, 2014	1,413,768	3,189,760	(9,981)	4,593,547
Total cash expenditures for additions to long-lived assets:
Six Months Ended June 30, 2015	210,390	134,501	—	344,891
Six Months Ended June 30, 2014	156,630	311,205	—	467,835

(1)

Adjustments and eliminations for the three and six months ended June 30, 2015 and 2014 include cash distributions that MEMP paid to MRD during the three and six months ended June 30, 2015 and 2014, related to the ownership of partnership interests in MEMP. In 2014, MRD LLC owned MEMP subordinated units, which were distributed to MRD Holdco in connection with the Company’s initial public offering in June 2014.

(2)	As of June 30, 2015, adjustments and eliminations primarily represent the elimination of accounts receivable and accounts payable balances between the MRD Segment and the MEMP Segment.

Calculation of Reportable Segments’ Adjusted EBITDA

	For the Three Months Ended
	June 30, 2015
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$(26,703)	$(113,859)	$(140,562)
Interest expense, net	9,613	27,910	37,523
Income tax expense (benefit)	(24,644)	876	(23,768)
DD&A	35,827	46,286	82,113
Accretion of AROs	93	1,686	1,779
(Gain) loss on commodity derivative instruments	30,463	61,403	91,866
Cash settlements received (paid) on expired commodity derivative instruments	37,539	54,351	91,890
Transaction related costs	126	297	423
Incentive-based compensation expense	18,073	2,565	20,638
Exploration costs	2,230	32	2,262
Gain (loss) on sale of properties	50	—	50
Loss on settlement of AROs	—	1,328	1,328
Non-cash equity (income) loss from MEMP	89	—	89
Cash distributions from MEMP	75	—	75
Adjusted EBITDA	$82,831	$82,875	$165,706

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Three Months Ended
	June 30, 2014
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$(951,747)	$(111,640)	$(1,063,387)
Interest expense, net	16,494	18,037	34,531
Loss on debt extinguishment	37,248	—	37,248
Income tax expense (benefit)	(11,846)	310	(11,536)
DD&A	30,814	42,966	73,780
Accretion of AROs	127	1,400	1,527
(Gain) loss on commodity derivative instruments	3,244	138,346	141,590
Cash settlements received (paid) on expired commodity derivative instruments	(3,408)	(7,906)	(11,314)
(Gain) loss on sale of properties	3,167	—	3,167
Transaction related costs	500	1,093	1,593
Incentive-based compensation expense	942,992	1,665	944,657
Exploration costs	940	204	1,144
Non-cash equity (income) loss from MEMP	9,944	—	9,944
Cash distributions from MEMP	3,002	—	3,002
Adjusted EBITDA	$81,471	$84,475	$165,946

	For the Six Months Ended
	June 30, 2015
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$23,668	$(276,517)	$(252,849)
Interest expense, net	19,369	56,728	76,097
Income tax expense (benefit)	22,914	(1,494)	21,420
DD&A	76,359	97,552	173,911
Impairment of proved oil and natural gas properties	—	251,347	251,347
Accretion of AROs	216	3,320	3,536
(Gain) loss on commodity derivative instruments	(77,727)	(84,056)	(161,783)
Cash settlements received (paid) on expired commodity derivative instruments	70,288	114,475	184,763
(Gain) loss on sale of properties	50	—	50
Transaction related costs	1,407	1,596	3,003
Incentive-based compensation expense	29,783	4,906	34,689
Exploration costs	2,956	122	3,078
Loss on settlement of AROs	—	1,328	1,328
Non-cash equity (income) loss from MEMP	227	—	227
Cash distributions from MEMP	151	—	151
Adjusted EBITDA	$169,661	$169,307	$338,968

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Six Months Ended
	June 30, 2014
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$(945,357)	$(144,532)	$(1,089,889)
Interest expense, net	34,468	34,115	68,583
Loss on debt extinguishment	37,248	—	37,248
Income tax expense (benefit)	(11,821)	385	(11,436)
DD&A	55,943	75,516	131,459
Accretion of AROs	257	2,791	3,048
(Gain) loss on commodity derivative instruments	15,960	185,112	201,072
Cash settlements received (paid) on expired commodity derivative instruments	(8,629)	(15,875)	(24,504)
(Gain) loss on sale of properties	3,057	—	3,057
Transaction related costs	1,068	2,987	4,055
Incentive-based compensation expense	944,015	2,960	946,975
Exploration costs	1,080	210	1,290
Non-cash equity (income) loss from MEMP	12,930	—	12,930
Provision for environmental remediation	—	2,852	2,852
Cash distributions from MEMP	6,004	—	6,004
Adjusted EBITDA	$146,223	$146,521	$292,744

The following table presents a reconciliation of total reportable segments’ Adjusted EBITDA to net income (loss) for each of the periods indicated (in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total Reportable Segments' Adjusted EBITDA	$165,706	$165,946	$338,968	$292,744
Adjustments to reconcile Adjusted EBITDA to net income (loss):
Interest expense, net	(37,523)	(34,531)	(76,097)	(68,583)
Loss on debt extinguishment	—	(37,248)	—	(37,248)
Income tax benefit (expense)	23,768	11,536	(21,420)	11,436
DD&A	(82,113)	(73,780)	(173,911)	(131,459)
Impairment of proved oil and natural gas properties	—	—	(251,347)	—
Accretion of AROs	(1,779)	(1,527)	(3,536)	(3,048)
Gains (losses) on commodity derivative instruments	(91,866)	(141,590)	161,783	(201,072)
Cash settlements paid (received) on expired commodity derivative instruments	(91,890)	11,314	(184,763)	24,504
Gain (loss) on sale of properties	(50)	(3,167)	(50)	(3,057)
Transaction related costs	(423)	(1,593)	(3,003)	(4,055)
Incentive-based compensation expense	(20,638)	(944,657)	(34,689)	(946,975)
Exploration costs	(2,262)	(1,144)	(3,078)	(1,290)
Provision for environmental remediation	—	—	—	(2,852)
Loss on settlement of AROs	(1,328)	—	(1,328)	—
Cash distributions from MEMP	(75)	(3,002)	(151)	(6,004)
Net income (loss)	$(140,473)	$(1,053,443)	$(252,622)	$(1,076,959)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Included below is our consolidated and combined statement of operations disaggregated by reportable segment for the period indicated (in thousands):

	Three Months Ended June 30, 2015
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$78,605	$97,221	$—	$175,826
Other revenues	—	917	—	917
Total revenues	78,605	98,138	—	176,743

Costs and expenses:
Lease operating	3,854	44,888	—	48,742
Gathering, processing, and transportation	14,289	9,048	—	23,337
Gathering, processing, and transportation - affiliate	3,813	—	—	3,813
Pipeline operating	—	500	—	500
Exploration	2,230	32	—	2,262
Production and ad valorem taxes	3,140	6,058	—	9,198
Depreciation, depletion, and amortization	35,827	46,286	—	82,113
Incentive unit compensation expense	16,116	—	—	16,116
General and administrative	10,323	14,377	—	24,700
Accretion of asset retirement obligations	93	1,686	—	1,779
(Gain) loss on commodity derivative instruments	30,463	61,403	—	91,866
(Gain) loss on sale of properties	50	—	—	50
Other, net	—	(943)		(943)
Total costs and expenses	120,198	183,335	—	303,533
Operating income (loss)	(41,593)	(85,197)	—	(126,790)
Other income (expense):
Interest expense, net	(9,613)	(27,910)	—	(37,523)
Earnings from equity investments	(89)	—	89	—
Other, net	(52)	124	—	72
Total other income (expense)	(9,754)	(27,786)	89	(37,451)
Income (loss) before income taxes	(51,347)	(112,983)	89	(164,241)
Income tax benefit (expense)	24,644	(876)	—	23,768
Net income (loss)	$(26,703)	$(113,859)	$89	$(140,473)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2014
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$110,566	$142,870	$—	$253,436
Other revenues	3	1,338	—	1,341
Total revenues	110,569	144,208	—	254,777

Costs and expenses:
Lease operating	4,793	27,528	—	32,321
Gathering, processing, and transportation	10,295	7,591	—	17,886
Pipeline operating	—	676	—	676
Exploration	940	204	—	1,144
Production and ad valorem taxes	3,581	7,418	—	10,999
Depreciation, depletion, and amortization	30,814	42,966	—	73,780
Incentive unit compensation expense	942,817	—	—	942,817
General and administrative	10,754	11,372	—	22,126
Accretion of asset retirement obligations	127	1,400	—	1,527
(Gain) loss on commodity derivative instruments	3,244	138,346	—	141,590
(Gain) loss on sale of properties	3,167	—	—	3,167
Total costs and expenses	1,010,532	237,501	—	1,248,033
Operating income (loss)	(899,963)	(93,293)	—	(993,256)
Other income (expense):
Interest expense, net	(16,494)	(18,037)	—	(34,531)
Loss on extinguishment of debt	(37,248)	—	—	(37,248)
Earnings from equity investments	(9,944)	—	9,944	—
Other, net	56	—	—	56
Total other income (expense)	(63,630)	(18,037)	9,944	(71,723)
Income (loss) before income taxes	(963,593)	(111,330)	9,944	(1,064,979)
Income tax benefit (expense)	11,846	(310)	—	11,536
Net income (loss)	$(951,747)	$(111,640)	$9,944	$(1,053,443)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$165,628	$189,170	$—	$354,798
Other revenues	—	1,786	—	1,786
Total revenues	165,628	190,956	—	356,584

Costs and expenses:
Lease operating	9,076	85,366	—	94,442
Gathering, processing, and transportation	29,052	17,268	—	46,320
Gathering, processing, and transportation - affiliate	3,813	—	—	3,813
Pipeline operating	—	946	—	946
Exploration	2,956	122	—	3,078
Production and ad valorem taxes	5,915	12,713	—	18,628
Depreciation, depletion, and amortization	76,359	97,552	—	173,911
Impairment of proved oil and natural gas properties	—	251,347	—	251,347
Incentive unit compensation expense	26,340	—	—	26,340
General and administrative	23,299	28,888	—	52,187
Accretion of asset retirement obligations	216	3,320	—	3,536
(Gain) loss on commodity derivative instruments	(77,727)	(84,056)	—	(161,783)
(Gain) loss on sale of properties	50	—	—	50
Other, net	—	(943)	—	(943)
Total costs and expenses	99,349	412,523	—	511,872
Operating income (loss)	66,279	(221,567)	—	(155,288)
Other income (expense):
Interest expense, net	(19,369)	(56,728)	—	(76,097)
Earnings from equity investments	(227)	—	227	—
Other, net	(101)	284	—	183
Total other income (expense)	(19,697)	(56,444)	227	(75,914)
Income (loss) before income taxes	46,582	(278,011)	227	(231,202)
Income tax benefit (expense)	(22,914)	1,494	—	(21,420)
Net income (loss)	$23,668	$(276,517)	$227	$(252,622)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2014
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined
Revenues:
Oil & natural gas sales	$198,299	$258,847	$—	$457,146
Other revenues	6	2,246	—	2,252
Total revenues	198,305	261,093	—	459,398

Costs and expenses:
Lease operating	8,028	57,648	—	65,676
Gathering, processing, and transportation	18,852	13,154	—	32,006
Pipeline operating	—	1,165	—	1,165
Exploration	1,080	210	—	1,290
Production and ad valorem taxes	6,154	13,429	—	19,583
Depreciation, depletion, and amortization	55,943	75,516	—	131,459
Incentive unit compensation expense	943,840	—	—	943,840
General and administrative	17,753	22,112	—	39,865
Accretion of asset retirement obligations	257	2,791	—	3,048
(Gain) loss on commodity derivative instruments	15,960	185,112	—	201,072
(Gain) loss on sale of properties	3,057	—	—	3,057
Other, net	—	(12)	—	(12)
Total costs and expenses	1,070,924	371,125	—	1,442,049
Operating income (loss)	(872,619)	(110,032)	—	(982,651)
Other income (expense):
Interest expense, net	(34,468)	(34,115)	—	(68,583)
Loss on extinguishment on debt	(37,248)	—	—	(37,248)
Earnings from equity investments	(12,930)	—	12,930	—
Other, net	87	—	—	87
Total other income (expense)	(84,559)	(34,115)	12,930	(105,744)
Income before income taxes	(957,178)	(144,147)	12,930	(1,088,395)
Income tax benefit (expense)	11,821	(385)	—	11,436
Net income (loss)	$(945,357)	$(144,532)	$12,930	$(1,076,959)

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

At June 30, 2015 and December 31, 2014, we had $1.1 million and $2.1 million of environmental reserves recorded on our balance sheets, respectively.

Midstream Agreements

See Note 13 for additional information.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

In connection with its 2009 acquisition of the Beta properties, Rise Energy Operating, LLC (“REO”), a wholly-owned subsidiary of MEMP, assumed an obligation with the BOEM for the decommissioning of the offshore production facilities. The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of June 30, 2015 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$140,003
Less: Outside working interest owners share	(67,551)
$72,452

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2016	$76,590
December 31, 2016	$78,660

As of June 30, 2015, the maximum remaining obligation net to REO’s interest was approximately $6.2 million.

Processing Plant Expansions by Third Party Gatherer

A discussion of processing plant expansions by a third party gatherer is included in our Recast Form 8-K.

Related Party Agreements

See Note 13 for additional information.

Note 16. Condensed Consolidating Financial Information

The Company owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under the MRD Senior Notes outstanding are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries on a senior unsecured basis. Subsidiaries with noncontrolling interests (i.e. MEMP) and certain de minimis subsidiaries are non-guarantors.

The following condensed consolidating financial information presents the financial information of the Company on a unconsolidated stand-alone basis and its combined guarantor and combined non-guarantor subsidiaries as of and for the period indicated. Such financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

	As of June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,485	$3,053	$163	$—	$4,701
Accounts receivable - trade	4,776	48,370	62,311	(6,118)	109,339
Accounts receivable - affiliates	8,783	—	1,069	(9,852)	—
Short-term derivative instruments	117,401	—	172,644	—	290,045
Prepaid expenses and other current assets	4,670	10,322	14,890	—	29,882
Total current assets	137,115	61,745	251,077	(15,970)	433,967
Property and equipment, net	17,433	1,187,230	2,265,256	—	3,469,919
Long-term derivative instruments	145,086	—	316,758	—	461,844
Investments in subsidiaries	1,025,875	—	—	(1,025,875)	—
Other long-term assets	13,211	—	101,362	—	114,573
Total assets	$1,338,720	$1,248,975	$2,934,453	$(1,041,845)	$4,480,303

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$19,413	$143,658	$112,259	$(697)	$274,633
Accounts payable - affiliates	20	19,257	618	(14,711)	5,184
Revenues payable	142	35,080	31,718	—	66,940
Short-term derivative instruments	6	—	2,980	—	2,986
Total current liabilities	19,581	197,995	147,575	(15,408)	349,743
Long-term debt	765,000	—	1,823,650	—	2,588,650
Asset retirement obligations	—	7,743	118,965	—	126,708
Long-term derivative instruments	5	—	669	—	674
Deferred tax liabilities	60,660	17,656	2,359	—	80,675
Other long-term liabilities	7,394	—	—	—	7,394
Total liabilities	852,640	223,394	2,093,218	(15,408)	3,153,844
Equity:					—
Equity	486,080	1,025,581	835,451	(1,861,032)	486,080
Noncontrolling interest	—	—	5,784	834,595	840,379
Total equity	486,080	1,025,581	841,235	(1,026,437)	1,326,459
Total liabilities & equity	$1,338,720	$1,248,975	$2,934,453	$(1,041,845)	$4,480,303

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of December 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,241	$3,762	$970	$(1,015)	$5,958
Accounts receivable- trade	5,995	44,952	83,346	(2,717)	131,576
Accounts receivable - affiliates	10,047	—	28	(10,075)	—
Short-term derivative instruments	131,471	—	208,585	—	340,056
Prepaid expenses and other current assets	5,833	7,993	14,201	—	28,027
Total current assets	155,587	56,707	307,130	(13,807)	505,617
Property and equipment, net	16,601	1,050,722	2,470,333	—	3,537,656
Long-term derivative instruments	123,567	—	311,802	—	435,369
Investments in subsidiaries	1,139,792	—	—	(1,139,792)	—
Other long-term assets	14,124	5,660	100,521	(5,400)	114,905
Total assets	$1,449,671	$1,113,089	$3,189,786	$(1,158,999)	$4,593,547

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,245	$107,068	$114,584	$(3,125)	$224,772
Accounts payable - affiliates	—	3,638	6,409	(9,423)	624
Revenues payable	—	27,242	30,110	—	57,352
Short-term derivative instruments	—	—	3,289	—	3,289
Total current liabilities	6,245	137,948	154,392	(12,548)	286,037
Long-term debt	783,000		1,595,413	—	2,378,413
Asset retirement obligations	—	9,830	112,701	—	122,531
Deferred tax liabilities	69,431	—	30,986	(5,400)	95,017
Other long-term liabilities	8,585	—	—	—	8,585
Total liabilities	867,261	147,778	1,893,492	(17,948)	2,890,583
Equity:
Equity	582,410	965,311	1,290,734	(2,256,045)	582,410
Noncontrolling interest	—	—	5,560	1,114,994	1,120,554
Total equity	582,410	965,311	1,296,294	(1,141,051)	1,702,964
Total liabilities & equity	$1,449,671	$1,113,089	$3,189,786	$(1,158,999)	$4,593,547

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$78,605	$97,221	$—	$175,826
Other income	—	—	917	—	917
Total revenues	—	78,605	98,138	—	176,743

Costs and expenses:
Lease operating	—	3,854	44,888	—	48,742
Gathering, processing and transportation	—	14,289	9,048	—	23,337
Gathering, processing and transportation - affiliate	—	3,813	—	—	3,813
Pipeline operating	—	—	500	—	500
Exploration	—	2,230	32	—	2,262
Production and ad valorem taxes	—	3,140	6,058	—	9,198
Depreciation, depletion and amortization	1,084	34,743	46,286	—	82,113
Incentive unit compensation expense	16,116	—	—	—	16,116
General and administrative	10,404	(81)	14,377	—	24,700
Accretion of asset retirement obligations	—	93	1,686	—	1,779
(Gain) loss on commodity derivatives	30,463	—	61,403	—	91,866
(Gain) loss on sale of properties	—	50	—	—	50
Other, net	—	—	(943)	—	(943)
Total costs and expenses	58,067	62,131	183,335	—	303,533
Operating income (loss)	(58,067)	16,474	(85,197)	—	(126,790)

Other income (expense):
Interest expense, net	(9,526)	(87)	(27,910)	—	(37,523)
Equity earnings from subsidiaries	7,469	—	—	(7,469)	—
Other, net	—	(52)	124	—	72
Total other income (expense)	(2,057)	(139)	(27,786)	(7,469)	(37,451)
Income before income taxes	(60,124)	16,335	(112,983)	(7,469)	(164,241)
Income tax benefit (expense)	33,422	(8,778)	(876)	—	23,768
Net income (loss)	(26,702)	7,557	(113,859)	(7,469)	(140,473)
Net income (loss) attributable to noncontrolling interest	—	—	65	(113,836)	(113,771)
Net income (loss) attributable to Memorial Resource Development Corp.	$(26,702)	$7,557	$(113,924)	$106,367	$(26,702)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$110,566	$142,870	$—	$253,436
Other income	—	3	1,338	—	1,341
Total revenues	—	110,569	144,208	—	254,777

Costs and expenses:
Lease operating	—	4,793	27,528	—	32,321
Gathering, processing and transportation	—	10,295	7,591	—	17,886
Pipeline operating	—	—	676	—	676
Exploration	—	940	204	—	1,144
Production and ad valorem taxes	—	3,581	7,418	—	10,999
Depreciation, depletion and amortization	—	30,814	42,966	—	73,780
Incentive unit compensation expense	111,757	831,060	—	—	942,817
General and administrative	175	10,579	11,372	—	22,126
Accretion of asset retirement obligations	—	127	1,400	—	1,527
(Gain) loss on commodity derivatives	(3,435)	6,679	138,346	—	141,590
(Gain) loss on sale of properties	—	3,167	—	—	3,167
Total costs and expenses	108,497	902,035	237,501	—	1,248,033
Operating income (loss)	(108,497)	(791,466)	(93,293)	—	(993,256)

Other income (expense):
Interest expense, net	(976)	(15,518)	(18,037)	—	(34,531)
Debt extinguishment costs	(23,562)	(13,686)	—	—	(37,248)
Equity earnings from subsidiaries	(836,746)	3,260	—	833,486	—
Other, net	—	56	—	—	56
Total other income (expense)	(861,284)	(25,888)	(18,037)	833,486	(71,723)
Income before income taxes	(969,781)	(817,354)	(111,330)	833,486	(1,064,979)
Income tax benefit (expense)	8,074	3,772	(310)	—	11,536
Net income (loss)	(961,707)	(813,582)	(111,640)	833,486	(1,053,443)
Net income (loss) attributable to noncontrolling interest	—	—	(12)	(105,082)	(105,094)
Net income (loss) attributable to Memorial Resource Development Corp.	$(961,707)	$(813,582)	$(111,628)	$938,568	$(948,349)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$165,628	$189,170	$—	$354,798
Other income	—	—	1,786	—	1,786
Total revenues	—	165,628	190,956	—	356,584

Costs and expenses:
Lease operating	—	9,076	85,366	—	94,442
Gathering, processing and transportation	—	29,052	17,268	—	46,320
Gathering, processing and transportation -affiliate	—	3,813	—	—	3,813
Pipeline operating	—	—	946	—	946
Exploration	—	2,956	122	—	3,078
Production and ad valorem taxes	—	5,915	12,713	—	18,628
Depreciation, depletion and amortization	2,052	74,307	97,552	—	173,911
Impairment of proved oil and natural gas properties	—	—	251,347	—	251,347
Incentive unit compensation expense	26,340	—	—	—	26,340
General and administrative	21,329	1,970	28,888	—	52,187
Accretion of asset retirement obligations	—	216	3,320	—	3,536
(Gain) loss on commodity derivatives	(77,727)	—	(84,056)	—	(161,783)
(Gain) loss on sale of properties	—	50	—	—	50
Other, net	—	—	(943)	—	(943)
Total costs and expenses	(28,006)	127,355	412,523	—	511,872
Operating income (loss)	28,006	38,273	(221,567)	—	(155,288)

Other income (expense):
Interest expense, net	(19,282)	(87)	(56,728)	—	(76,097)
Equity earnings from subsidiaries	17,343	—	—	(17,343)	—
Other, net	—	(101)	284	—	183
Total other income (expense)	(1,939)	(188)	(56,444)	(17,343)	(75,914)
Income before income taxes	26,067	38,085	(278,011)	(17,343)	(231,202)
Income tax benefit (expense)	(4,023)	(18,891)	1,494	—	(21,420)
Net income (loss)	22,044	19,194	(276,517)	(17,343)	(252,622)
Net income (loss) attributable to noncontrolling interest	—	—	224	(274,890)	(274,666)
Net income (loss) attributable to Memorial Resource Development Corp.	$22,044	$19,194	$(276,741)	$257,547	$22,044

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined & Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$198,299	$258,847	$—	$457,146
Other income	—	6	2,246	—	2,252
Total revenues	—	198,305	261,093	—	459,398

Costs and expenses:
Lease operating	—	8,028	57,648	—	65,676
Gathering, processing and transportation	—	18,852	13,154	—	32,006
Pipeline operating	—	—	1,165	—	1,165
Exploration	—	1,080	210	—	1,290
Production and ad valorem taxes	—	6,154	13,429	—	19,583
Depreciation, depletion and amortization	—	55,943	75,516	—	131,459
Incentive unit compensation expense	111,757	831,060	1,023	—	943,840
General and administrative	175	17,561	22,129	—	39,865
Accretion of asset retirement obligations	—	257	2,791	—	3,048
(Gain) loss on commodity derivatives	(3,435)	19,395	185,112	—	201,072
(Gain) loss on sale of properties	—	3,167	(110)	—	3,057
Other, net	—	—	(12)	—	(12)
Total costs and expenses	108,497	961,497	372,055	—	1,442,049
Operating income (loss)	(108,497)	(763,192)	(110,962)	—	(982,651)

Other income (expense):
Interest expense, net	(976)	(33,492)	(34,115)	—	(68,583)
Debt extinguishment costs	(23,562)	(13,686)	—	—	(37,248)
Equity earnings from subsidiaries	(836,746)	—	—	836,746	—
Other, net	—	87	—	—	87
Total other income (expense)	(861,284)	(47,091)	(34,115)	836,746	(105,744)
Income before income taxes	(969,781)	(810,283)	(145,077)	836,746	(1,088,395)
Income tax benefit (expense)	8,074	3,747	(385)	—	11,436
Net income (loss)	(961,707)	(806,536)	(145,462)	836,746	(1,076,959)
Net income (loss) attributable to noncontrolling interest	—	—	43	(137,025)	(136,982)
Net income (loss) attributable to Memorial Resource Development Corp.	(961,707)	(806,536)	(145,505)	973,771	(939,977)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$37,045	$152,009	$111,718	$1,015	$301,787

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	—	(6,095)	—	(6,095)
Acquisition post-closing adjustment receipts	—	—	9,570	—	9,570
Additions to oil and gas properties	—	(207,103)	(128,323)	—	(335,426)
Additions to other property and equipment	(2,871)	(416)	(83)	—	(3,370)
Additions to restricted investments	—	—	(2,735)	—	(2,735)
Investments in subsidiaries	(44,280)	—	—	44,280	—
Distributions from subsidiaries	78,547	—	—	(78,547)	—
Proceeds from the sale of oil and gas properties	—	13,612	—	—	13,612
Net cash used in investing activities	31,396	(193,907)	(127,666)	(34,267)	(324,444)

Cash flows from financing activities:
Advances on revolving credit facility	181,000	—	252,000	—	433,000
Payments on revolving credit facility	(199,000)	—	(22,000)	—	(221,000)
Repayment of senior notes	—	—	(2,914)	—	(2,914)
Deferred finance costs	—	—	(235)	—	(235)
Capital contributions	—	41,189	3,091	(44,280)	—
Distributions to MRD	—	—	(78,396)	78,396	—
Distribution to partners	—	—	(92,628)	92,628	—
Distribution to noncontrolling interests	—	—	—	(92,477)	(92,477)
Repurchases of equity	(51,197)	—	(43,777)	—	(94,974)
Net cash provided by financing activities	(69,197)	41,189	15,141	34,267	21,400
Net change in cash and cash equivalents	(756)	(709)	(807)	1,015	(1,257)
Cash and cash equivalents, beginning of period	2,241	3,762	970	(1,015)	5,958
Cash and cash equivalents, end of period	$1,485	$3,053	$163	$—	$4,701

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined & Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(5,169)	$73,471	$109,445	$—	$177,747

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	—	(173,000)	—	(173,000)
Additions to oil and gas properties	—	(155,362)	(138,205)	—	(293,567)
Additions to other property and equipment	(263)	(1,005)	—	—	(1,268)
Additions to restricted investments	—	—	(2,121)	—	(2,121)
Investments in subsidiaries	(616,353)	(3,304)	—	619,657	—
Distributions from subsidiaries	—	48,596	—	(48,596)	—
Change in restricted cash	—	49,946	—	—	49,946
Deposits for property acquisitions	—	—	(70,125)	—	(70,125)
Proceeds from the sale of oil and gas properties	—	—	6,700	—	6,700
Other	—	—	(301)	—	(301)
Net cash used in investing activities	(616,616)	(61,129)	(377,052)	571,061	(483,736)

Cash flows from financing activities:
Advances on revolving credit facility	1,004,000	126,800	418,000	—	1,548,800
Payments on revolving credit facility	(385,000)	(329,900)	(62,000)	—	(776,900)
Termination of second lien credit facility	—	(328,282)	—	—	(328,282)
Redemption of senior notes	(351,808)	—	—	—	(351,808)
Deferred finance costs	(4,679)	(965)	(590)	—	(6,234)
Proceeds from MRD initial public offering	408,500	—	—	—	408,500
Costs incurred in conjunction with initial public offering	(26,875)	—	—	—	(26,875)
Capital contributions	—	614,350	5,307	(619,657)	—
Contributions from NGP affiliates related to sale of properties	—	—	1,165	—	1,165
Purchase of additional interests in subsidiaries	(3,292)	—	—	—	(3,292)
Distribution to equity owners	—	—	(110,440)	110,440	—
Distribution to NGP affiliates related to purchase of assets	—	(63,389)	(3,304)	—	(66,693)
Distribution to noncontrolling interests	—	—	—	(61,844)	(61,844)
Distributions to MRD Holdco	(17,207)	(39,520)	(3,076)	—	(59,803)
Distribution to NGP affiliates related to sale of assets, net of cash received	—	(32,770)	—	—	(32,770)
Other	—	270	—	—	270
Net cash provided by financing activities	623,639	(53,406)	245,062	(571,061)	244,234
Net change in cash and cash equivalents	1,854	(41,064)	(22,545)	—	(61,755)
Cash and cash equivalents, beginning of period	—	48,619	29,102	—	77,721
Cash and cash equivalents, end of period	$1,854	$7,555	$6,557	$—	$15,966

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our 2014 Form 10-K filed with the SEC on March 18, 2015, our Recast Form 8-K filed with the SEC on July 8, 2015 and any supplements thereto. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

Recent Developments

Property Swap

In February 2015, we and MEMP completed a transaction (the “Property Swap”) in which we exchanged certain of our oil and gas properties in East Texas and West Louisiana for MEMP’s North Louisiana oil and gas properties and approximately $78.4 million in cash. Terms of the transaction were approved by our board of directors and by its conflicts committee, which is comprised entirely of independent directors. The transaction had an effective date of January 1, 2015.

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

MEMP Borrowing Base Redetermination

In March 2015, in connection with the semi-annual borrowing base redetermination by lenders under MEMP’s revolving credit facility, the borrowing base under its revolving credit facility decreased from $1.44 billion to $1.3 billion. This reduction in the borrowing base was primarily the result of the deterioration of commodity prices in the oil and natural gas industry. The new borrowing base became effective on March 24, 2015.

MEMP Conversion of Subordinated Units

In February 2015, the subordination period for the 5,360,912 MEMP subordinated units ended. All of the subordinated units, which were owned by MRD Holdco, converted to common units on a one-to-one basis at the end of the subordination period and were then sold by MRD Holdco during the second quarter of 2015.

MEMP Repurchase Program

In December 2014, the board of directors of MEMP’s general partner authorized the repurchase of up to $150.0 million of MEMP’s common units (“MEMP Repurchase Program”).  In 2015, MEMP repurchased $52.8 million of common units through July 31, 2015, which represents a repurchase and retirement of 3,547,921 common units under the MEMP Repurchase Program.

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

Segment financial information has been retrospectively revised for the acquisition by the MEMP Segment of certain assets from the MRD Segment in East Texas in February 2015 in exchange for approximately $78.4 million in cash and certain properties in North Louisiana for comparability purposes.

The MRD Segment is focused on the acquisition, exploration, and development of natural gas and oil properties primarily in the Cotton Valley formation in North Louisiana. These properties consist primarily of assets with extensive production histories, high drilling success rates, and significant horizontal redevelopment potential. The MRD Segment is focused on maintaining and growing its production and cash flow primarily through the development of its sizeable inventory. The MRD Segment, prior to our initial public offering, included BlueStone, MRD Royalty, MRD Midstream, Golden Energy Partners LLC (“Golden Energy”), Classic Pipeline, the MEMP subordinated units and cash held in a debt service reserve account that had been established when the 10.00%/10.75% Senior PIK toggle notes due 2018 (the “PIK notes”) were issued by MRD LLC in December 2013.

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

•

Income tax expense. We are a corporation subject to federal and certain state income taxes. Prior to our initial public offering, MRD LLC was organized as a pass-through entity for federal income tax purposes and was not subject to federal income taxes; however, certain of its consolidating subsidiaries were taxed as corporations and subject to federal income taxes.

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

Results of Operations

MRD Segment

The MRD Segment’s consolidated results of operations for the three and six months ended June 30, 2015 and 2014 presented below have been derived from our consolidated financial statements. The comparability of the results of operations among the periods presented is impacted by the distribution by MRD LLC of the following to MRD Holdco prior to our initial public offering: (i) BlueStone, which sold substantially all of its assets in July 2013 for $117.9 million, MRD Royalty LLC, which owned certain immaterial leasehold interests and overriding royalty interests in Texas and Montana, MRD Midstream LLC, which owned an indirect interest in certain midstream assets in North Louisiana, Golden Energy and Classic Pipeline and (ii) 5,360,912 subordinated units of MEMP (which converted to common units on February 13, 2015 and were then sold by MRD Holdco during the second quarter of 2015).

Segment financial information has been retrospectively revised for material common control transactions between the MEMP Segment and the MRD Segment for comparability purposes, which includes the acquisition by the MEMP Segment of certain assets from the MRD Segment in East Texas in February 2015 in exchange for approximately $78.4 million in cash and certain properties in North Louisiana.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Oil & natural gas sales	$78,605	$110,566	$165,628	$198,299
Lease operating	3,854	4,793	9,076	8,028
Gathering, processing, and transportation (including affiliate)	18,102	10,295	32,865	18,852
Exploration	2,230	940	2,956	1,080
Production and ad valorem taxes	3,140	3,581	5,915	6,154
Depreciation, depletion, and amortization	35,827	30,814	76,359	55,943
Incentive unit compensation expense	16,116	942,817	26,340	943,840
General and administrative	10,323	10,754	23,299	17,753
(Gain) loss on commodity derivative instruments	30,463	3,244	(77,727)	15,960
(Gain) loss on sale of properties	50	3,167	50	3,057
Interest expense, net	(9,613)	(16,494)	(19,369)	(34,468)
Loss on extinguishment of debt	—	(37,248)	—	(37,248)
Income tax benefit (expense)	24,644	11,846	(22,914)	11,821
Net income (loss)	(26,703)	(951,747)	23,668	(945,357)

Natural gas and oil revenue:
Oil sales	$16,752	$23,304	$30,145	$44,399
NGL sales	14,042	22,353	25,496	41,713
Natural gas sales	47,811	64,909	109,987	112,187
Total natural gas and oil revenue	$78,605	$110,566	$165,628	$198,299

Production Volumes:
Oil (MBbls)	315	233	598	455
NGLs (MBbls)	669	418	1,172	861
Natural gas (MMcf)	18,469	13,670	38,664	22,972
Total (MMcfe)	24,373	17,576	49,283	30,866
Average net production (MMcfe/d)	267.8	193.1	$272.3	$170.5

Average sales price:
Oil (per Bbl)	$53.18	$100.02	$50.41	$97.58
NGL (per Bbl)	20.99	53.48	21.75	48.45
Natural gas (per Mcf)	2.59	4.75	2.84	4.88
Total (Mcfe)	$3.23	$6.29	$3.36	$6.43

Average unit costs per Mcfe:
Lease operating expense	$0.16	$0.27	$0.18	$0.26
Gathering, processing, and transportation (including affiliate)	0.74	0.59	0.67	0.61
Production and ad valorem taxes	0.13	0.20	0.12	0.20
General and administrative expenses	0.42	0.61	0.47	0.58
Depletion, depreciation, and amortization	1.47	1.75	1.55	1.81
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The MRD Segment recorded a net loss of $26.7 million during the three months ended June 30, 2015 compared to a net loss of $951.7 million during the three months ended June 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $78.6 million, a decrease of $32.0 million compared with 2014. Production increased 6.8 Bcfe (approximately 39%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased $3.06 per Mcfe (approximately 49%) due to lower commodity prices. The volume and pricing variance contributed to an approximate $42.8 million increase and offset by a $74.8 million decrease in revenues, respectively.

•

Lease operating expenses were $3.9 million and $4.8 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses decreased to $0.16 for 2015 from $0.27 for 2014 due to increased production volumes. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

•

Gathering, processing and transportation expenses, including affiliates, were $18.1 million and $10.3 million for 2015 and 2014, respectively. The increase of $7.8 million is primarily due to an increase in natural gas and NGL volumes and an increase in the rate due to cryogenic processing associated with the new gas processing agreements. For more information regarding the new midstream service agreements, see Note 13 of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

•

DD&A expense for 2015 was $35.8 million compared to $30.8 million for 2014, an increase of $5.0 million. The increase is due to an increase in production volumes and was partially offset by a decrease in the rate as reserves grew faster than costs subject to depletion. Increased production volumes caused DD&A expense to increase by approximately $11.9 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $6.9 million.

•

Incentive unit compensation expense for 2015 was $16.1 million related to MRD Holdco incentive units as discussed in Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report. Incentive unit compensation expense of approximately $942.8 million was recorded in 2014, of which $831.1 million related to WildHorse Resource incentive units and $111.8 million related to MRD Holdco incentive units.

•

General and administrative expenses for 2015 were $10.3 million compared to $10.8 million for 2014. General and administrative expenses for 2015 included $0.1 million of transaction-related costs compared to $0.5 million of transaction-related costs in 2014.

•

Net losses on commodity derivative instruments of $30.5 million were recognized during 2015, consisting of $37.5 million of cash settlement receipts offset by a $68.0 million decrease in the fair value of open hedge positions. Net losses on commodity derivative instruments of $3.2 million were recognized during 2014, consisting of $3.4 million of cash settlement payments offset by $0.2 million related to the increase in the fair value of open hedge positions.

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

•

Net interest expense during 2015 was $9.6 million, including amortization of deferred financing fees of approximately $0.7 million. Net interest expense during 2014 was $16.5 million, including amortization of deferred financing fees of approximately $0.8 million. The decrease in net interest expense is primarily the result of a lower level of indebtedness during 2015 compared to 2014.

Average outstanding borrowings under our revolving credit facility were $140.5 million during 2015. Average outstanding borrowings under the revolving credit facilities were $269.7 million during 2014. For 2015, we had an average of $600.0 million aggregate principal amount of the MRD Senior Notes issued and outstanding. For 2014, we had an average of $296.2 million aggregate principal amount of the PIK notes issued and outstanding and an average of $282.1 million aggregate principal outstanding for the WildHorse Resources’ second lien term facility.

•

Income tax benefit for 2015 was $24.6 million compared to $11.8 million for 2014. The increase in income tax benefit is primarily the result of an increase in the net loss subject to income taxes for 2015. The effective tax rate was 48.0% for 2015 compared to 1.2% for 2014. The effective tax rate for 2015 differs from the federal statutory income tax rate primarily due to the non-deductibility of incentive unit compensation and state income tax. The effective tax rate for 2014 differs from the federal statutory income tax rate primarily due to the non-deductibility of incentive unit compensation and MRD’s predecessor being a pass-through entity prior to the initial public offering.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The MRD Segment recorded net income of $23.7 million during the six months ended June 30, 2015 compared to a net loss of $945.4 million during the six months ended June 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $165.6 million, a decrease of $32.7 million compared with 2014. Production increased 18.4 Bcfe (approximately 60%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased $3.07 per Mcfe (approximately 48%) primarily due to lower commodity prices. The volume and pricing variance contributed to an approximate $118.4 million increase and $151.3 million decrease in revenues, respectively.

•

Lease operating expenses were $9.1 million and $8.0 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses decreased to $0.18 for 2015 from $0.26 for 2014 due to increased production volumes. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

•

Gathering, processing and transportation expenses, including affiliates, were $32.9 million and $18.9 million for 2015 and 2014, respectively. The increase of $14.0 million is primarily due to an increase in natural gas and NGL volumes and an increase in the rate due to cryogenic processing associated with new gas processing agreements.

•

DD&A expense for 2015 was $76.4 million compared to $55.9 million for 2014, an increase of $20.4 million. The increase is due to an increase in production volumes and was partially offset by a decrease in the rate as reserves grew faster than costs subject to depletion. Increased production volumes caused DD&A expense to increase by approximately $33.4 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $13.0 million.

•

Incentive unit compensation expense for 2015 was $26.3 million related to MRD Holdco incentive units as discussed in Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report. Incentive unit compensation expense of approximately $943.8 million was recorded in 2014, of which $831.1 million related to WildHorse Resource incentive units, $111.8 million related to MRD Holdco incentive units, and $1.0 million related to BlueStone incentive units.

•

General and administrative expenses for 2015 were $23.3 million compared to $17.8 million for 2014. General and administrative expenses for 2015 included $1.4 million of transaction-related costs compared to $1.1 million of transaction-related costs in 2014. Long term incentive plan (“LTIP”) awards for 2015 were $3.4 million compared to $0.2 million in 2014. Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods.

•

Net gains on commodity derivative instruments of $77.7 million were recognized during 2015, consisting of $70.3 million of cash settlement receipts in addition to a $7.4 million increase in the fair value of open hedge positions. Net losses on commodity derivative instruments of $16.0 million were recognized during 2014, consisting of $8.6 million of cash settlement payments and $7.4 million related to the decrease in the fair value of open hedge positions.

•

Net interest expense during 2015 was $19.4 million, including amortization of deferred financing fees of approximately $1.3 million. Net interest expense during 2014 was $34.5million, including amortization of deferred financing fees of approximately $1.9 million. The decrease in net interest expense is primarily the result of lower level of indebtedness during 2015 compared to 2014.

Average outstanding borrowings under our revolving credit facility were $161.4 million during 2015. Average outstanding borrowings under the revolving credit facilities were $260.4 million during 2014. For 2015, we had an average of $600.0 million aggregate principal amount of the MRD Senior Notes issued and outstanding. For 2014, we had an average of $322.9 million aggregate principal amount of the PIK notes issued and outstanding and an average of $303.5 million aggregate principal outstanding for the WildHorse Resources’ second lien term facility.

•

Income tax expense for 2015 was $22.9 million compared to an income tax benefit of $11.8 million for 2014. The income tax expense is primarily the result of net income before income taxes for 2015, compared to net loss before income taxes for 2014. The effective tax rate was 49.2% for 2015 compared to 1.2% for 2014. The effective tax rate for 2015 differs from the federal statutory income tax rate primarily due to the non-deductibility of incentive unit compensation and state income tax. The effective tax rate for 2014 differs from the federal statutory income tax rate primary due to the non-deductibility of incentive unit compensation and MRD’s predecessor being a pass-through entity prior to the initial public offering.

MEMP Segment

The MEMP Segment’s consolidated and combined results of operations for the three and six months ended June 30, 2015 and 2014 presented below have been derived from our consolidated and combined financial statements. The comparability of the results of operations among the periods presented is impacted by the following transactions:

•	the Eagle Ford acquisition in March 2014 for a net purchase price of $168.1 million; and
•	the Wyoming acquisition in July 2014 for a purchase price of approximately $906.1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Oil & natural gas sales	$97,221	$142,870	$189,170	$258,847
Lease operating	44,888	27,528	85,366	57,648
Gathering, processing, and transportation	9,048	7,591	17,268	13,154
Exploration	32	204	122	210
Production and ad valorem taxes	6,058	7,418	12,713	13,429
Depreciation, depletion, and amortization	46,286	42,966	97,552	75,516
Impairment of proved oil and natural gas properties	—	—	251,347	—
General and administrative	14,377	11,372	28,888	22,112
(Gain) loss on commodity derivative instruments	61,403	138,346	(84,056)	185,112
Interest expense, net	(27,910)	(18,037)	(56,728)	(34,115)
Net income (loss)	(113,859)	(111,640)	(276,517)	(144,532)

Natural gas and oil revenue:
Oil sales	$52,815	$62,373	$97,068	$105,119
NGL sales	11,213	19,515	23,336	36,794
Natural gas sales	33,193	60,982	68,766	116,934
Total natural gas and oil revenue	$97,221	$142,870	$189,170	$258,847

Production Volumes:
Oil (MBbls)	1,014	632	2,035	1,095
NGLs (MBbls)	692	617	1,391	1,109
Natural gas (MMcf)	12,322	12,968	24,703	24,052
Total (MMcfe)	22,548	20,457	45,246	37,272
Average net production (MMcfe/d)	247.8	224.8	250.0	205.9

Average sales price:
Oil (per Bbl)	$52.09	$98.76	$47.70	$96.02
NGL(per Bbl)	16.20	31.65	16.78	33.19
Natural gas (per Mcf)	2.69	4.70	2.78	4.86
Total (Mcfe)	$4.31	$6.98	$4.18	$6.94

Average unit costs per Mcfe:
Lease operating expense	$1.99	$1.35	$1.89	$1.55
Gathering, processing, and transportation	0.40	0.37	0.38	0.35
Production and ad valorem taxes	0.27	0.36	0.28	0.36
General and administrative expenses	0.64	0.56	0.64	0.59
Depletion, depreciation, and amortization	2.05	2.10	2.16	2.03

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

A net loss of $113.9 million was recorded for the three months ended June 30, 2015, primarily due to significant losses on commodity derivative instruments, compared to a net loss of $111.6 million generated for the three months ended June 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $97.2 million, a decrease of $45.7 million compared with 2014. Production increased 2.1 Bcfe (approximately 10%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price decreased $2.67 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 27% of total volumes for 2015 compared to approximately 19% of total volumes for 2014. The unfavorable price variance contributed to an approximate $60.3 million decrease in revenues that was partially offset by a favorable volume variance, which contributed to an approximate $14.6 million increase in revenues.

•

Lease operating expenses were $44.9 million and $27.5 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses were $1.99 for 2015 compared to $1.35 for 2014. The increase was primarily due to the acquisition of oil properties with higher lifting costs and true-up of accruals.

•

Gathering, processing and transportation expenses were $9.0 million and $7.6 million for 2015 and 2014, respectively. The increase of $1.5 million is primarily due to an increase in natural gas and NGL volumes. On a per Mcfe basis, gathering, processing, and transportation increased from $0.37 for 2014 to $0.40 for 2015.

•

Production and ad valorem taxes for 2015 totaled $6.1 million, a decrease of $1.4 million compared with 2014 primarily due to lower realized commodity prices. On a per Mcfe basis, production and ad valorem taxes decreased to $0.27 for 2015 compared to $0.36 for 2014 due to reduced production and ad valorem taxes as a result of lower realized commodity prices in East Texas, South Texas and the Permian, offset by higher production tax rates on a per Mcfe basis for production from MEMP’s July 2014 Wyoming acquisition.

•

DD&A expense for 2015 was $46.3 million compared to $43.0 million for 2014, a $3.3 million increase primarily due to an increase in production volumes related to third party acquisitions and MEMP’s drilling program. Increased production volumes caused DD&A expense to increase by approximately $4.4 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $1.1 million.

•

General and administrative expenses for 2015 were $14.4 million and included $2.6 million of non-cash unit-based compensation expense and $0.3 million of transaction-related costs. General and administrative expenses for 2014 totaled $11.4 million and included approximately $1.7 million of non-cash unit-based compensation expense and approximately $1.1 million of transaction-related costs. The $3.0 million period-to-period increase was primarily due to the acquisition of properties in the third quarter of 2014.

•

Net losses on commodity derivative instruments of $61.4 million were recognized during 2015, consisting of $54.4 million of cash settlement receipts offset by a $115.8 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $138.3 million were recognized during 2014, consisting of $7.9 million of cash settlement payments and a $130.4 million decrease in the fair value of open positions.

•

Net interest expense totaled $27.9 million during 2015, including losses on interest rate swaps of approximately $0.6 million, amortization of deferred financing fees of approximately $1.3 million, and accretion of net discount associated with the senior notes of $0.6 million. Net interest expense totaled $18.0 million during 2014, including losses on interest rate swaps of $0.8 million, amortization of deferred financing fees of approximately $0.9 million, and accretion of net discounts associated with the senior notes of $0.4 million. The increase in net interest expense is primarily due to the increase in outstanding borrowings under MEMP’s revolving credit facility and a higher aggregate principal amount of MEMP’s senior notes issued and outstanding for 2015 compared to 2014.

Average outstanding borrowings under MEMP’s revolving credit facility were $627.0 million during 2015 compared to $431.7 million during 2014. For 2015, MEMP had an average of $1.2 billion aggregate principal amount of its senior notes issued and outstanding. For 2014, MEMP had an average of $700.0 million aggregate principal amount of its senior notes issued and outstanding.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

A net loss of $276.5 million was generated for the six months ended June 30, 2015, primarily due to impairment charges which were partially offset by significant gains on commodity derivative instruments, compared to a net loss of $144.5 million generated for the six months ended June 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $189.2 million, a decrease of $69.6 million compared with 2014. Production increased 8.0 Bcfe (approximately 21%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price decreased $2.76 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 27% of total volumes for 2015 compared to approximately 18% of total volumes for 2014. The unfavorable price variance contributed to an approximate $124.9 million decrease in revenues that was partially offset by a favorable volume variance, which contributed to an approximate $55.3 million increase in revenues.

•

Lease operating expenses were $85.4 million and $57.6 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses increased to $1.89 for 2015 from $1.55 for 2014. The increase was primary due to the acquisition of oil properties with higher lifting costs.

•

Gathering, processing and transportation expenses were $17.3 million and $13.2 million for 2015 and 2014, respectively. The increase of $4.1 million is primarily due to an increase in natural gas and NGL volumes. On a per Mcfe basis, gathering, processing, and transportation increased from $0.35 for 2014 to $0.38 for 2015.

•

Production and ad valorem taxes for 2015 totaled $12.7 million, a decrease of $0.7 million compared with 2014 primarily due to a decrease in commodity prices. On a per Mcfe basis, production and ad valorem taxes decreased to $0.28 for 2015 from $0.36 for 2014 due to lower realized commodity prices in East Texas, South Texas and the Permian, partially offset by higher production tax rates on a per Mcfe basis for production from MEMP’s July 2014 Wyoming acquisition.

•

DD&A expense for 2015 was $97.6 million compared to $75.5 million for 2014, a $22.1 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and MEMP’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $16.2 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximately $5.9 million.

•

Impairment expense for 2015 was $251.3 million which primarily related to certain properties in East Texas, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices.  MEMP did not record any impairment during the same period for 2014.

•

General and administrative expenses for 2015 were $28.9 million and included $4.9 million of non-cash unit-based compensation expense and $1.6 million of transaction-related costs. General and administrative expenses for 2014 totaled $22.1 million and included approximately $3.0 million of non-cash unit-based compensation expense and approximately $3.0 million of transaction-related costs. Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods. The $6.8 million period-to period increase was primarily due to the acquisition of properties in the third quarter of 2014.

•

Net gains on commodity derivative instruments of $84.1 million were recognized during 2015, consisting of $114.4 million of cash settlement receipts on expired positions and $27.1 million in cash settlements received on terminated derivatives. These gains were offset by a $57.4 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $185.1 million were recognized during 2014, consisting of $15.9 million of cash settlement payments and $169.2 million decrease in the fair value of open positions.

•

Net interest expense totaled $56.7 million during 2015, including losses on interest rate swaps of approximately $3.1 million, amortization of deferred financing fees of approximately $3.1 million, and accretion of net discount associated with the senior notes of $1.2 million. Net interest expense totaled $34.1 million during 2014, including losses on interest rate swaps of $1.1 million and amortization of deferred financing fees of approximately $1.7 million and accretion of net discounts associated with senior notes of $0.7 million. The increase in net interest expense is primarily due to the increase in outstanding borrowings under MEMP’s revolving credit facility and a higher aggregate principal amount of MEMP’s senior notes issued and outstanding for 2015 compared to 2014.

Average outstanding borrowings under MEMP’s revolving credit facility were $567.9 million during 2015 compared to $291.0 million during 2014. For 2015, MEMP had an average of $1.2 billion aggregate principal amount of its senior notes issued and outstanding. For 2014, MEMP had an average of $700.0 million aggregate principal amount of its senior notes issued and outstanding.

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

We believe our cash flows provided by operating activities and availability under our revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and pursue our currently planned 2015 development drilling activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We can provide no assurance that operations and other needed capital will be available on acceptable terms, or at all.

As of June 30, 2015, we had $560.0 million of available borrowings under our revolving credit facility and $4.5 million of cash and cash equivalents. As of June 30, 2015, we had a working capital deficit balance of $19.3 million. We believe the available borrowings under our revolving credit facility provides sufficient liquidity to finance anticipated working capital and capital expenditure requirements.

Capital Budget

For the six months ended June 30, 2015, MRD Segment’s total capital expenditures, including unproved leasehold, were $234.3 million related primarily to the development of the Terryville Complex.

Debt Agreements—MRD Segment

Revolving Credit Facility

In June 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility with a borrowing base of $725.0 million as of June 30, 2015. The revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. In April 2015, the borrowing base under our revolving credit facility was re-affirmed at $725.0 million. In the future, we may be unable to access sufficient capital under the revolving credit facility as a result of (i) a decrease in our borrowing base due to a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of June 30, 2015.

See Note 8 under “Item 1. Financial Statements” for additional information regarding our revolving credit facility.

MRD Senior Notes

As of June 30, 2015, MRD had $600.0 million aggregate principal amount of 5.875% senior unsecured notes due 2022 (the “MRD Senior Notes”) outstanding. The MRD Senior Notes will mature on July 1, 2022 with interest accruing at a rate of 5.875% per annum and payable semi-annually in arrears on January 1 and July 1 of each year. The MRD Senior Notes are governed by an indenture dated as of July 10, 2014. The MRD Senior Notes are fully and unconditionally guaranteed, subject to customary release provisions, on a senior unsecured basis by certain of our existing subsidiaries. See Note 8 under “Item 1. Financial Statements” for additional information regarding the MRD Senior Notes.

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

Senior Notes

As of June 30, 2015, MEMP had $700.0 million aggregate principal of amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by an indenture dated as of April 17, 2013.

As of June 30, 2015, MEMP had approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by an indenture dated as of July 17, 2014.

See Note 8 under “Item 1. Financial Statements” for additional information regarding the 2021 Senior Notes and 2022 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2015, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of June 30, 2015.

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

MRD Segment

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities:	$187,875	$65,435

Net cash used in investing activities:
Additions to oil and gas properties	$(207,103)	$(155,362)
Additions to other property and equipment	(3,287)	(1,268)
Distributions received from MEMP Segment related to partnership interests	151	6,004
Decrease (increase) in restricted cash	—	49,946
Proceeds from the sale of oil and gas properties to third parties	13,612	6,700
Other	—	(315)
Net cash provided by (used in) investing activities	$(196,627)	$(94,295)

Net cash provided by financing activities:
Advances on revolving credit facilities	$181,000	$1,130,800
Payments on revolving credit facilities	(199,000)	(714,900)
Termination of second lien credit facility	—	(328,282)
Redemption of senior notes	—	(351,808)
Deferred financing costs	—	(5,644)
Purchase of additional interest in consolidated subsidiaries	—	(3,292)
Proceeds from initial public offering	—	408,500
Costs incurred in conjunctions with initial public offering	—	(26,875)
Contributions from MEMP Segment	78,396	33,880
Contribution related to sale of assets to NGP affiliates	—	1,165
Distribution to noncontrolling interest	—	(325)
Distribution to MEMP Segment	(1,912)	(1,975)
Distribution to MRD Holdco	—	(59,803)
Distribution to other NGP affiliates	—	(99,463)
Repurchases of shares	(51,197)	—
Other	—	268
Net cash provided by (used in) financing activities	$7,287	$(17,754)

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Operating Activities. Net cash flows provided by operating activities were $187.9 million during 2015 compared to $65.4 million during 2014. Production increased 18.4 Bcfe (approximately 60%) and average realized sales price decreased $3.07 per Mcfe as previously discussed under “Results of Operations—MRD Segment.” Cash paid for interest during 2015 was $35.7 million compared to $34.3 million during 2014 and cash settlements on commodity derivatives were $78.9 million higher in 2015. In 2014, $26.7 million was paid related to the WildHorse Resources incentive units and $8.2 million was paid for debt extinguishment costs.

Investing Activities. Total cash used in investing activities was $196.6 million during 2015 compared to $94.3 million for the same period in 2014. Cash used for additions to oil and gas properties was $207.1 million during 2015 compared to $155.4 million for the same period in 2014, which consisted primarily of drilling and completion activities in North Louisiana. Additions to other property and equipment were $3.2 million which consisted primarily of computer hardware, software, and other leased office space build out during 2015. Distributions of $0.1 million and $6.0 million were received from MEMP related to partnership interests owned by the MRD Segment during 2015 and 2014, respectively.  MRD LLC owned MEMP subordinated units during 2014.  These MEMP partnership interests were distributed to MRD Holdco in connection with Company’s initial public offering in June 2014.  On April 17, 2015, we sold certain oil and natural gas properties to a third party in Colorado and Wyoming for approximately $13.6 million. On May 9, 2014, Black Diamond sold certain producing and non-producing properties in the Mississippian oil play of Northern Oklahoma to a third party for cash consideration of approximately $6.7 million. There was a decrease in restricted cash of $49.9 million in 2014, which was primarily due to $50.0 million being released from the debt service reserve account associated with the PIK notes.

Financing Activities.  Net repayments under our revolving credit facility were $18.0 million during 2015 compared to net advances of $415.9 million during 2014.

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

Distributions to NGP affiliates related to the purchase of assets were primarily related to WildHorse Resources’ February 2014 acquisition of net profits interests in the Terryville Complex from an affiliate of NGP for $63.4 million. MRD Royalty also acquired certain interests in oil and gas properties in Gonzales and Karnes Counties located in South Texas from an affiliate of NGP for $3.3 million in March 2014. Distributions to NGP affiliates related to such sale of assets were $32.8 million.

Distributions to MRD Holdco during 2014 were $59.8 million. Approximately $6.7 million of cash received by MRD LLC in connection with the sale of Golden Energy’s assets in May 2014 was distributed to MRD Holdco in connection with our initial public offering. We also reimbursed MRD LLC for the approximately $17.2 million interest payment that it made on the PIK notes on June 15, 2014, which was distributed to MRD Holdco. Remaining cash of $32.8 million released from the debt service reserve account in connection with the redemption and discharge of the PIK notes was also distributed to MRD Holdco. Bluestone distributed $3.1 million to MRD Holdco in connection with our initial public offering and restructuring transactions.

The MRD Segment received $78.4 million from the MEMP Segment in connection with the Property Swap. MRD made deemed distributions of $1.9 million and $2.0 million to MEMP related to the properties MEMP acquired in the Property Swap transaction during 2015 and 2014, respectively. The MRD Segment received $33.9 million from the MEMP segment in connection with MEMP’s acquisition of certain oil and gas properties in East Texas during 2014.

Total payments remitted for employees’ tax obligations to the appropriate taxing authorities were approximately $1.2 million during 2015 upon vesting of the restricted common stock. The Company repurchased 2,888,684 shares of its common stock under its December 2014 repurchase program for an aggregate price of $50.0 million during 2015, which exhausted the December 2014 repurchase program. At December 31, 2014, there was $2.2 million accrued for 123,797 shares that were repurchased and retired in 2014. The Company has retired all of the shares of common stock repurchased and those shares of common stock are no longer issued or outstanding.

Deferred financing costs of approximately $5.6 million were incurred during 2014.

MEMP Segment

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$111,718	$112,315

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$(6,095)	$(173,000)
Acquisition post-closing adjustment receipts	9,570	—
Additions to oil and gas properties	(128,323)	(138,205)
Additions to other property and equipment	(83)	—
Additions to restricted investments	(2,735)	(2,121)
Deposits for property acquisitions	—	(70,125)
Net cash provided by (used in) investing activities	$(127,666)	$(383,451)

Net cash provided by financing activities
Advances on revolving credit facilities	$252,000	$418,000
Payments on revolving credit facilities	(22,000)	(62,000)
Repurchase of senior notes	(2,914)	—
Deferred financing costs	(235)	(590)
Contribution from MRD Segment	1,912	1,975
Distributions to partners	(92,628)	(67,524)
Distributions to MRD Segment	(78,396)	(33,880)
Restricted units returned to plan	(7)	—
Repurchased units under unit repurchase program	(42,591)	—
Other	—	14
Net cash provided by (used in) financing activities	$15,141	$255,995

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities decreased by $0.6 million and net income decreased by $132.0 million. Production increased 8.0 Bcfe (approximately 21%) while average realized sales price decreased $2.76 per Mcfe. Net cash provided by operating activities included a $128.8 million period-to-period increase in cash settlements received on expired commodity derivative instruments partially offset by a $5.3 million period-to-period decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities. These period-to-period increases partially offset decreased revenues and increased operating costs as previously discussed under “—Results of Operations—MEMP Segment.”

Investing Activities. Net cash used in investing activities during 2015 was $127.7 million, of which $6.1 million was used to acquire oil and natural gas properties from a third party and $128.3 million was used for additions to oil and natural gas properties. Cash used in investing activities during 2014 was $383.5 million, of which $173.0 million was used to acquire oil and natural gas properties from a third party and $138.2 million was used for additions to oil and natural gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. Additions to restricted investments were $2.7 million during 2015 compared to $2.1 million during 2014. MEMP made an earnest money deposit of $70.1 million during 2014 related to its Wyoming Acquisition. MEMP received a post-closing settlement receipt of $9.6 million related to its Wyoming Acquisition during 2015.

Financing Activities. Distributions to partners during 2015 were $92.6 million compared to $67.5 million during 2014, of which the MRD Segment received $0.1 million during 2015 compared to $6.0 million during 2014. The MRD Segment received $78.4 million from MEMP in connection with the Property Swap acquisition. MEMP received a contribution of $1.9 million and $2.0 million from the MRD Segment related to the properties MEMP acquired in the Property Swap transaction during 2015 and 2014, respectively. The MRD Segment received $33.9 million from the MEMP segment in connection with MEMP’s acquisition of certain oil and gas properties in East Texas during 2014.

MEMP had net borrowings of $230.0 million under its revolving credit facility during 2015 that were primarily used to fund the Property Swap acquisition and to fund MEMP’s drilling program. MEMP had net borrowings of $356.0 million under its revolving credit facility during 2014 that were used primarily to fund its March 2014 Eagle Ford acquisition, the earnest money deposit for its Wyoming Acquisition and to fund MEMP’s drilling program.

MEMP repurchased $42.6 million in common units during 2015, which represents a repurchase and retirement of 2,862,782 common units under the MEMP Repurchase Program (including common unit repurchases of $1.4 million, representing 93,800 common units, accrued at December 31, 2014). In addition, MEMP accrued repurchases of $2.7 million, representing 182,630 common units at June 30, 2015. MEMP repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Contractual Obligations

During the six months ended June 30, 2015, there were no significant changes in our consolidated contractual obligations from those reported in our Recast Form 8-K filed with the SEC on July 8, 2015, except for the addition of the midstream service agreements with PennTex. For more information, see Note 13 of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Off–Balance Sheet Arrangements

As of June 30, 2015, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2015, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for interest rate swap arrangements that were outstanding at June 30, 2015.

At June 30, 2015, we had $165.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate of LIBOR plus 1.50%, or 1.66%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rates would be less than $0.1 million per year.

The fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	June 30, 2015
	Carrying	Estimated
Description	Amount	Fair Value
MRD Segment:
5.875% senior notes, fixed-rate, due May 1, 2022	$600,000	$574,500

MEMP Segment:
7.625% senior notes, fixed rate, due May 1, 2021	$691,296	$669,375
6.875% senior notes, fixed-rate, due August 1, 2022	$490,354	$454,746

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors disclosed in our 2014 Form 10-K filed with the SEC on March 18, 2015 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 filed with the SEC on May 11, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent sales of unregistered securities.

None.

(b) Use of proceeds.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

The following table summarizes our repurchase activity during the quarterly period ended June 30, 2015.

Approximate
		Average	Total Number of Shares Purchased	Dollar Value of Shares That May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Shares	Announced Plan	Under the Plan
(in thousands)
Restricted share repurchases (1)
April 1, 2015 - April 30, 2015	—	$—	—	$—
May 1, 2015 - May 31, 2015	—	$—	—	$—
June 1, 2015 - June 30, 2015	60,773	$19.70	—	$—
Total	60,773	$19.70	—	$—

(1)	Represents common shares surrendered to satisfy tax liabilities incident to the vesting of restricted shares issued under the LTIP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The information required by this Item 6. Exhibits is set forth in the Exhibit Index accompanying this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Memorial Resource Development Corp.
(Registrant)

Date: August 5, 2015	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1##	—

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

10.3*	—

Amendment No. 1 to Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement by and among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, MRD Operating LLC, and PennTex North Louisiana, LLC, dated as of May 20, 2015.

10.4	—

Amended and Restated Gas Processing Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.5*	—	Amendment No. 1 to Amended and Restated Gas Processing Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of May 20, 2015.

10.6	—

Gas Gathering Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.7*	—	Amendment No. 1 to Gas Gathering Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of May 20, 2015.

10.8	—

Gas Transportation Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.9	—

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