Form 10-Q
period 2015-09-30
Memorial Resource Development Corp.
filed 2015-11-04
CIK 1599222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 205,314,453 shares of common stock, $.01 par value, outstanding

MemORIAL RESOURCE DEVELOPMENT CORP.

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

Standardized Measure: The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules, regulations or standards established by the United States Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”) (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Because we are a corporation, we are subject to federal or state income taxes and thus make provisions for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to derivative transactions.

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

•

“MRD LLC” refers to Memorial Resource Development LLC, which historically owned our predecessor’s business and which was merged into MRD Operating LLC (“MRD Operating”), our subsidiary, subsequent to our initial public offering;

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,363	$5,958
Accounts receivable:
Oil and natural gas sales	77,795	82,263
Joint interest owners and other	58,193	49,313
Short-term derivative instruments	383,548	340,056
Prepaid expenses and other current assets	27,856	28,027
Total current assets	554,755	505,617
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	5,477,217	4,844,529
Other	27,053	33,815
Accumulated depreciation, depletion and impairment	(2,208,722)	(1,340,688)
Property and equipment, net	3,295,548	3,537,656
Long-term derivative instruments	630,496	435,369
Restricted investments	81,254	77,361
Other long-term assets	55,215	37,544
Total assets	$4,617,268	$4,593,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,668	$25,772
Accounts payable - affiliates	9,757	624
Revenues payable	70,380	57,352
Accrued liabilities	176,599	147,123
Deferred income tax liabilities	57,444	51,877
Short-term derivative instruments	3,515	3,289
Total current liabilities	356,363	286,037
Long-term debt—MRD Segment	726,000	783,000
Long-term debt—MEMP Segment	1,878,264	1,595,413
Asset retirement obligations	129,060	122,531
Long-term derivative instruments	3,183	—
Deferred tax liabilities	120,789	95,017
Other long-term liabilities	6,995	8,585
Total liabilities	3,220,654	2,890,583
Commitments and contingencies (Note 15)
Equity:
Stockholders' equity (deficit):
Preferred stock, $.01 par value: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 600,000,000 shares authorized; 205,318,103 shares issued and outstanding at September 30, 2015; 193,435,414 shares issued and outstanding at December 31, 2014	2,053	1,935
Additional paid-in capital	1,554,671	1,367,346
Accumulated earnings (deficit)	(757,229)	(786,871)
Total stockholders' equity	799,495	582,410
Noncontrolling interests	597,119	1,120,554
Total equity	1,396,614	1,702,964
Total liabilities and equity	$4,617,268	$4,593,547

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Oil & natural gas sales	$199,173	$263,964	$553,971	$721,110
Other revenues	564	1,332	2,350	3,584
Total revenues	199,737	265,296	556,321	724,694

Costs and expenses:
Lease operating	53,365	46,211	147,807	111,887
Gathering, processing, and transportation	30,767	19,803	77,087	51,809
Gathering, processing, and transportation - affiliate (Note 13)	9,215	—	13,028	—
Pipeline operating	461	431	1,407	1,596
Exploration	6,209	175	9,287	1,465
Production and ad valorem taxes	9,647	14,040	28,275	33,623
Depreciation, depletion, and amortization	106,340	84,447	280,251	215,906
Impairment of proved oil and natural gas properties	361,836	67,181	613,183	67,181
Incentive unit compensation expense (Note 12)	4,965	25,550	31,305	969,390
General and administrative	25,605	21,196	77,792	61,061
Accretion of asset retirement obligations	1,811	1,553	5,347	4,601
(Gain) loss on commodity derivative instruments	(370,055)	(189,492)	(531,838)	11,580
(Gain) loss on sale of properties	—	—	50	3,057
Other, net	—	—	(943)	(12)
Total costs and expenses	240,166	91,095	752,038	1,533,144
Operating income (loss)	(40,429)	174,201	(195,717)	(808,450)
Other income (expense):
Interest expense, net	(40,431)	(36,345)	(116,528)	(104,928)
Loss on extinguishment of debt	—	—	—	(37,248)
Other, net	(71)	15	112	102
Total other income (expense)	(40,502)	(36,330)	(116,416)	(142,074)
Income (loss) before income taxes	(80,931)	137,871	(312,133)	(950,524)
Income tax benefit (expense)	(54,324)	(25,834)	(75,744)	(14,398)
Net income (loss)	(135,255)	112,037	(387,877)	(964,922)
Net income (loss) attributable to noncontrolling interest	(191,807)	102,109	(466,471)	(34,851)
Net income (loss) attributable to Memorial Resource Development Corp.	56,552	9,928	78,594	(930,071)
Net (income) loss allocated to members	—	—	—	(20,305)
Net (income) loss allocated to previous owners	—	—	—	(1,425)
Net (income) allocated to participating restricted stockholders	(501)	(55)	(588)	—
Net income (loss) available to common stockholders	$56,051	$9,873	$78,006	$(951,801)

Earnings per common share: (Note 10)
Basic	$0.29	$0.05	$0.41	$(4.94)
Diluted	$0.29	$0.05	$0.41	$(4.94)
Weighted average common and common equivalent shares outstanding:
Basic	190,725	192,500	190,353	192,500
Diluted	190,725	192,500	190,353	192,500

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

 (In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(387,877)	$(964,922)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	280,251	215,906
Impairment of proved oil and natural gas properties	613,183	67,181
(Gain) loss on derivatives	(525,210)	12,737
Cash settlements (paid) received on expired derivative instruments	290,001	(22,174)
Cash settlements on terminated derivatives	27,063	—
Premiums paid for derivatives	(27,063)	—
Loss on extinguishment of debt	—	30,248
Amortization of deferred financing costs	6,426	5,492
Accretion of senior notes net discount	1,818	1,888
Accretion of asset retirement obligations	5,347	4,601
Amortization of equity awards	14,034	6,874
Settlement of asset retirement obligations	(780)	—
(Gain) loss on sale of properties	50	3,057
Non-cash compensation expense	31,305	941,659
Deferred income tax expense (benefit)	68,798	13,916
Changes in operating assets and liabilities:
Accounts receivable	13,759	(22,117)
Prepaid expenses and other assets	4,134	297
Payables and accrued liabilities	22,391	67,324
Other	789	3,493
Net cash provided by operating activities	438,419	365,460
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(13,362)	(1,083,167)
Acquisition post-closing adjustment receipts	9,570	—
Additions to oil and gas properties	(634,317)	(457,838)
Additions to other property and equipment	(3,768)	(9,134)
Additions to restricted investments	(3,893)	(2,883)
Deposits for property acquisitions	(21,286)	—
Decrease (increase) in restricted cash	—	49,946
Proceeds from the sale of oil and natural gas properties	13,612	6,700
Other	—	(301)
Net cash used in investing activities	(653,444)	(1,496,677)
Cash flows from financing activities:
Advances on revolving credit facilities	748,000	2,464,800
Payments on revolving credit facilities	(521,000)	(2,441,900)
Termination of second lien credit facility	—	(328,282)
Proceeds from the issuance of senior notes	—	1,092,425
Redemption of senior notes	(2,914)	(351,808)
Deferred financing costs	(1,765)	(30,284)
Purchase of additional interests in consolidated subsidiaries	—	(3,292)
Proceeds from MRD equity offering	242,880	408,500
Costs incurred in conjunction with MRD equity offering	(3,979)	(28,198)
Proceeds from MEMP equity offering	—	553,288
Costs incurred in conjunction with MEMP equity offering	—	(12,222)
Contributions from NGP affiliates related to sale of assets	—	1,165
Distribution to MRD Holdco	—	(59,803)
Distributions to noncontrolling interests	(138,123)	(101,327)
Distribution to NGP affiliates related to purchase of assets	—	(66,693)
Distribution to NGP affiliates related to sale of assets, net of cash received	—	(32,770)
MRD equity repurchases	(51,197)	—
MEMP equity repurchases	(55,472)	—
Other	—	213
Net cash provided by financing activities	216,430	1,063,812
Net change in cash and cash equivalents	1,405	(67,405)
Cash and cash equivalents, beginning of period	5,958	77,721
Cash and cash equivalents, end of period	$7,363	$10,316

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Stockholders' Equity			Members' Equity
	Common stock	Additional paid in capital	Accumulated earnings (deficit)	Members	Previous Owners	Noncontrolling Interest	Total
Balance, January 1, 2014	$—	$—	$—	$237,186	$40,331	$580,615	$858,132
Net income (loss)	—	—	(951,801)	20,305	1,425	(34,851)	(964,922)
Issuance of shares in connection with restructuring transactions	1,710	913,152	—	—	—	—	914,862
Issuance of shares/units in connection with equity offerings	215	379,962	—	—	—	540,987	921,164
Restricted stock awards	11	(11)	—	—	—	—	—
Tax related effects in connection with restructuring transactions and initial public offering	—	(43,251)	—	—	—	—	(43,251)
Contribution related to MRD Holdco incentive unit compensation expense	—	137,307	—	—	—	—	137,307
Contribution related to sale of assets to NGP affiliate	—	—	—	1,165	—	—	1,165
Net book value of assets sold to NGP affiliate	—	—	—	(621)	—	—	(621)
Distributions	—	—	—	—	—	(101,327)	(101,327)
Net book value of assets acquired from NGP affiliates	—	—	—	45,059	(41,756)	—	3,303
Purchase of noncontrolling interest	—	(2,881)	—	—	—	(411)	(3,292)
Distribution of net assets to MRD Holdco	—	—	—	(123,078)	—	29,994	(93,084)
Distribution of shares received in connection with restructuring transactions to MRD Holdco	—	—	—	(110,510)	—	—	(110,510)
Distribution to NGP affiliates in connection with acquisition of assets	—	—	—	(66,693)	—	—	(66,693)
Net equity deemed contribution (distribution) related to net assets transferred to MEMP	—	—	—	(2,659)	—	2,659	—
Amortization of equity awards	—	1,487	—	—	—	5,387	6,874
Other	—	378	—	(154)	—	(332)	(108)
Balance, September 30 2014	$1,936	$1,386,143	$(951,801)	$—	$—	$1,022,721	$1,458,999

Balance, January 1, 2015	$1,935	$1,367,346	$(786,871)	$—	$—	$1,120,554	$1,702,964
Net income (loss)	—	—	78,594	—	—	(466,471)	(387,877)
Issuance of shares in connection with equity offering	138	242,742	—	—	—	—	242,880
Cost incurred in conjunction with equity offering	—	(4,351)	—	—	—	—	(4,351)
Share repurchase	(28)	—	(47,757)	—	—	—	(47,785)
Restricted stock awards	9	(9)	—	—	—	—	—
Amortization of restricted stock awards	—	6,135	—	—	—	—	6,135
Contribution related to MRD Holdco incentive unit compensation expense (Note 12)	—	31,305	—	—	—	—	31,305
Net equity deemed contribution (distribution) related to MEMP property exchange (Note 1)	—	(127,149)	—	—	—	127,149	—
Deferred tax adjustments (Note 2)	—	38,778	—	—	—	—	38,778
Distributions	—	—	—	—	—	(138,123)	(138,123)
Amortization of MEMP equity awards	—	—	—	—	—	7,899	7,899
MEMP common units repurchased	—	—	—	—	—	(53,999)	(53,999)
MRD restricted shares repurchased	(1)	—	(1,195)	—	—	—	(1,196)
Other	—	(126)	—	—	—	110	(16)
Balance, September 30, 2015	$2,053	$1,554,671	$(757,229)	$—	$—	$597,119	$1,396,614

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

Basis of Presentation

The financial statements reported herein include the financial position and results attributable to both our predecessor and the previous owners on a combined basis for periods prior to our initial public offering. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. Due to our control of MEMP through our ownership of MEMP GP, we are required to consolidate MEMP for accounting and financial reporting purposes. MEMP is owned 99.9% by its limited partners and 0.1% by MEMP GP.

Certain amounts in the prior year financial statements have been reclassified to conform to current presentation. Gathering, processing, and transportation costs were previously accounted for as revenue deductions and are now being presented as costs and expenses on our statements of operations on a separate line item.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements. Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Accrued liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014
Accrued capital expenditures	$84,698	$80,350
Accrued lease operating expense	18,495	16,403
Accrued general and administrative expenses	14,035	8,516
Accrued ad valorem taxes	15,010	8,870
Accrued interest payable	36,810	24,797
Accrued income tax payable	4,942	52
Accrued environmental	588	2,092
Other miscellaneous, including operator advances	2,021	6,043
	$176,599	$147,123

Supplemental Cash Flow Information

Supplemental cash flow for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2015	2014
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$93,038	$67,449
Cash paid for taxes	2,055	550
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	4,348	29,137
(Increase) decrease in accounts receivable related to acquisitions and divestitures	9,570	(4,271)
Accrued expenses related to MRD equity offering	372	—

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

MRD reported no liability for unrecognized tax benefits as of September 30, 2015 and expects no significant change to the unrecognized tax benefits in the next twelve months.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MRD’s effective tax rate for the three and nine months ended September 30, 2015 was negative 67.1% and negative 24.3%, respectively, and the effective tax rate for the three and nine months ended September 30, 2014 was 18.7% and negative 1.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 and 2015 differs from the statutory federal income tax rate primarily due to the following recurring items:

•	earnings from the MEMP Segment pass-through entities;
•	non-deductible incentive unit compensation; and
•	state income tax, net of federal benefit.

MRD reported a $38.8 million increase to equity during the nine months ended September 30, 2015, of which $4.4 million was associated with the estimated deferred tax effects included in equity in connection with its initial public offering and $34.4 million was attributable to the deferred tax effects of the property exchanges under common control including certain oil and gas properties in East Texas that MEMP acquired from MRD in February 2015.

New Accounting Pronouncements

Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  Disclosure of the effect on earnings of any amounts an acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date is required.  The disclosure is required for each affected income statement line item, and may be presented separately on the face of the income statement or in the notes to the financial statements.  The new guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company does not expect the impact of adopting this guidance to be material to the Company’s financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In August 2015, the FASB issued an accounting standards update that formally delayed the effective date of its new revenue recognition standard. The new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is now permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company beginning on January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

Presentation of Debt Issuance Cost. In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the impact of adopting this guidance to be material to the Company's financial statements and related disclosures.

In August 2015, the FASB issued an accounting standards update that incorporates SEC guidance clarifying that debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amendments to Consolidation Analysis. In February 2015, the FASB issued an accounting standards update to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted using either a full retrospective or a modified retrospective approach. Although the Company continues to assess the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures, we expect that MEMP will become a VIE. We currently believe we will continue to consolidate MEMP and become subject to the VIE primary beneficiary disclosure requirements. The deconsolidation of MEMP would have a material impact on our consolidated financial statements and related disclosures in the event there is a reconsideration event that triggers deconsolidation.

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

Note 3. Acquisitions and Divestitures

Transaction-related costs, which include costs associated with acquisitions and divestitures, are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2015	2014	2015	2014
$229	$1,425	$3,232	$5,480

2015 Acquisitions

Subsequent event. On October 22, 2015, MRD closed a transaction to acquire certain producing and non-producing oil and natural gas properties in North Louisiana from a third party for approximately $284.0 million, subject to customary post-closing adjustments.

2015 Divestitures

On April 17, 2015, MRD sold certain oil and natural gas properties in Colorado and Wyoming to a third party for approximately $13.6 million (the “Rockies Divestiture”) and recorded a loss of less than $0.1 million related to the sale.

2014 Acquisitions

On March 25, 2014, MEMP closed a transaction to acquire certain oil and natural gas producing properties in the Eagle Ford from a third party for approximately $168.1 million, including customary post-closing adjustments (the “Eagle Ford Acquisition”).

On July 1, 2014, MEMP closed a transaction to acquire certain oil and natural gas liquids properties in Wyoming from a third party for approximately $906.1 million, including customary post-closing adjustments (the “Wyoming Acquisition”).

The following unaudited pro forma combined results of operations are provided for the nine months ended September 30, 2014 as though the Wyoming Acquisition had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Company and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Nine Months Ended
September 30,
2014
MRD Consolidated and Combined	(In thousands)
Revenues	$815,893
Net income (loss)	(930,903)
Basic and diluted earnings per share	$(4.94)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at September 30, 2015 and December 31, 2014. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of September 30, 2015 and December 31, 2014 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$1,095,235	$—	$1,095,235
Interest rate derivatives	—	—	—	—
Total assets	$—	$1,095,235	$—	$1,095,235

Liabilities:
Commodity derivatives	$—	$82,529	$—	$82,529
Interest rate derivatives	—	5,360	—	5,360
Total liabilities	$—	$87,889	$—	$87,889

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$845,759	$—	$845,759
Interest rate derivatives	—	1,305	—	1,305
Total assets	$—	$847,064	$—	$847,064

Liabilities:
Commodity derivatives	$—	$71,639	$—	$71,639
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$74,928	$—	$74,928

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

•

During the three and nine months ended September 30, 2015, MEMP recognized $361.8 million and $613.2 million, respectively, of impairments related to certain properties located in East Texas, South Texas, the Permian, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. As a result of the impairments, the carrying value of these properties was reduced to approximately $407.7 million. MEMP recorded $67.2 million of impairments during the three and nine months ended September 30, 2014 primarily related to certain properties located in South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs .

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

At September 30, 2015, MEMP had net derivative assets of $663.9 million. After taking into effect netting arrangements, MEMP had counterparty exposure of $345.9 million related to its derivative instruments of which $115.3 million was with a single counterparty. Had all counterparties failed completely to perform according to the terms of their existing contracts, MEMP would have the right to offset $320.3 million against amounts outstanding under its revolving credit facility at September 30, 2015. At September 30, 2015, MRD had net derivative assets of $343.6 million. After taking into effect netting arrangements, MRD had counterparty exposure of $277.9 million related to derivative instruments of which $91.4 million was with a single counterparty. Had all counterparties failed completely to perform according to the terms of their existing contracts, MRD would have the right to offset $65.7 million against amounts outstanding under its revolving credit facility at September 30, 2015. See Note 8 for additional information regarding our revolving credit facilities.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars and basis swaps) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and the Company agrees to defer the premium paid or received until the time of settlement. Cash settlements received on settled derivative positions during the nine months ended September 30, 2015 is net of deferred premiums of $7.1 million.

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

At September 30, 2015, the MRD Segment had the following open commodity positions:

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At September 30, 2015, the MEMP Segment had the following open commodity positions:

	Remaining
	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,359,237	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.08	$4.14	$4.06	$4.18	$4.31

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	3,690,000	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.12)	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	272,531	279,813	301,600	312,000	160,000
Weighted-average fixed price	$91.34	$86.87	$84.70	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,000	95,000	30,000	—	—
Spread	$(7.06)	$(9.56)	$(2.35)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	209,200	213,100	43,300	—	—
Weighted-average fixed price	$42.38	$35.64	$37.55	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The MEMP Segment basis swaps included in the table above is presented on a disaggregated basis below:

	Remaining
	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	3,030,000	3,003,333	1,800,000	1,200,000	900,000
Spread - Henry Hub	$(0.11)	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000	—
Spread - Henry Hub	$(0.08)	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	170,000	—	—	—
Spread - Henry Hub	$(0.25)	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	295,000	—	—
Spread - Henry Hub	$(0.09)	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,000	55,000	—	—	—
Spread - Brent	$(9.73)	$(13.35)	$—	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	30,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$(2.35)	$—	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreements to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At September 30, 2015, we had the following interest rate swap open positions:

	Remaining
Credit Facility	2015	2016	2017	2018
MEMP:
Average Monthly Notional (in thousands)	$400,000	$400,000	$400,000	$100,000
Weighted-average fixed rate	0.943%	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2015 and December 31, 2014. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
Type	Balance Sheet Location	2015	2014	2015	2014
		(In thousands)
Commodity contracts	Short-term derivative instruments	$428,389	$378,908	$46,127	$38,852
Interest rate swaps	Short-term derivative instruments	—	—	2,229	3,289
Gross fair value		428,389	378,908	48,356	42,141
Netting arrangements	Short-term derivative instruments	(44,841)	(38,852)	(44,841)	(38,852)
Net recorded fair value	Short-term derivative instruments	$383,548	$340,056	$3,515	$3,289

Commodity contracts	Long-term derivative instruments	$666,846	$466,851	$36,402	$32,787
Interest rate swaps	Long-term derivative instruments	—	1,305	3,131	—
Gross fair value		666,846	468,156	39,533	32,787
Netting arrangements	Long-term derivative instruments	(36,350)	(32,787)	(36,350)	(32,787)
Net recorded fair value	Long-term derivative instruments	$630,496	$435,369	$3,183	$—

(Gains) Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations since derivative instruments are not designated as hedging instruments for accounting and financial reporting purposes. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2015	2014	2015	2014
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(370,055)	$(189,492)	$(531,838)	$11,580
Interest rate derivatives	Interest expense, net	3,543	(175)	6,628	1,157

Note 6. Asset Retirement Obligations

Asset retirement obligations primarily relate to our portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2015 (in thousands):

Asset retirement obligations at beginning of period	$122,531
Liabilities added from acquisitions or drilling	1,565
Liabilities settled	(780)
Revision of estimates	573
Liabilities removed upon sale of wells	(176)
Accretion expense	5,347
Asset retirement obligations at end of period	$129,060

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with offshore Southern California oil and gas properties owned by MEMP. The components of the restricted investment balance consisted of the following at the dates indicated:

	September 30,	December 31,
	2015	2014
	(In thousands)
BOEM platform abandonment (See Note 15)	$73,488	$69,954
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	3,060	2,701
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$81,254	$77,361

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2015	2014
	(In thousands)
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$126,000	$183,000
5.875% senior unsecured notes, due July 2022 ("MRD Senior Notes") (1) (4)	600,000	600,000
Subtotal	726,000	783,000

MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	696,000	412,000
7.625% senior unsecured notes, due May 2021 ("2021 Senior Notes") (2) (4)	700,000	700,000
6.875% senior unsecured notes, due August 2022 ("2022 Senior Notes") (3) (4)	496,990	500,000
Unamortized discounts	(14,726)	(16,587)
Subtotal	1,878,264	1,595,413
Total long-term debt	$2,604,264	$2,378,413

(1)	The estimated fair value of this fixed-rate debt was $547.5 million and $534.0 million at September 30, 2015 and December 31, 2014, respectively.
(2)	The estimated fair value of this fixed-rate debt was $469.0 million and $563.5 million at September 30, 2015 and December 31, 2014, respectively.
(3)	The estimated fair value of this fixed-rate debt was $303.2 million and $380.0 million at September 30, 2015 and December 31, 2014, respectively.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. Each of the revolving credit facilities’ borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for each credit facility was the following at the date indicated (in thousands):

September 30,
2015
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$1,000,000
MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	1,300,000

On September 18, 2015, the borrowing base under the MRD revolving credit facility was increased to $1.0 billion in connection with the semi-annual borrowing base redetermination by the lenders, and can increase to $1.05 billion, subject to certain conditions, if MRD consummates a certain potential acquisition before December 31, 2015, as acknowledged by the parties in the fifth amendment to the revolving credit agreement.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Subsequent event. On November 4, 2015, MEMP’s borrowing base under its revolving credit facility was redetermined in connection with the semi-annual borrowing base redetermination by the lenders and decreased to approximately $1.18 billion.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
Credit Facility	September 30,		September 30,
	2015	2014	2015	2014
MRD Segment:
MRD revolving credit facility	1.94%	2.62%	1.86%	2.15%
WildHorse Resources revolver terminated June 2014	n/a	n/a	n/a	4.04%
WildHorse Resources second lien terminated June 2014	n/a	n/a	n/a	6.44%
MEMP Segment:
MEMP revolving credit facility	2.14%	2.16%	2.06%	2.08%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	September 30,	December 31,
	2015	2014
	(In thousands)
MRD Segment:
MRD revolving credit facility	$5,264	$4,285
MRD Senior Notes	11,355	12,455
MEMP Segment:
MEMP revolving credit facility	4,534	6,468
2021 Senior Notes	11,722	13,308
2022 Senior Notes	7,375	7,958
	$40,250	$44,474

Note 9. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The Company's authorized capital stock includes 600,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued for the nine months ended September 30, 2015:

Balance December 31, 2014	193,435,414
Shares of common stock issued	13,800,000
Shares of common stock repurchased	(2,764,887)
Restricted common shares issued (Note 11)	938,558
Restricted common shares repurchased (1)	(60,773)
Restricted common shares forfeited	(30,209)
Balance September 30, 2015	205,318,103

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

On September 25, 2015, MRD issued 13,800,000 shares of common stock (including 1,800,000 shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock) to the public generating total net proceeds of approximately $238.4 million after deducting underwriting discounts and offering expenses. The net proceeds from the equity offering were used to temporarily pay down our revolving credit facility as of September 30, 2015 and subsequently re-borrowed to fund a portion of the purchase price of the North Louisiana Acquisition that closed on October 22, 2015.

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

In April 2015, the board of directors (“Board”) of the Company authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock from time to time on the open market, through block trades or otherwise. The Company is not obligated to repurchase any dollar amount or specific number of shares of its common stock under the program, which may be suspended or discontinued at any time. The amount, timing and price of purchases will depend on market conditions and other factors. The Company did not repurchase any shares of common stock under this program through September 30, 2015.

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

During the nine months ended September 30, 2015, MEMP repurchased 3,547,921 common units under its repurchase program for an aggregate price of $52.8 million. MEMP has retired all common units repurchased and those common units are no longer issued or outstanding.

On July 15, 2014, MEMP sold 9,890,000 common units representing limited partner interests in MEMP (including 1,290,000 common units sold pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the underwriters at a negotiated price of $22.25 per unit generating total net proceeds of approximately $220.0 million after deducting offering expenses. The net proceeds from the equity offering were used to repay a portion of the outstanding borrowings under MEMP’s revolving credit facility.

On September 9, 2014, MEMP issued 14,950,000 common units representing limited partner interests in MEMP (including 1,950,000 common units sold pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $22.29 per unit generating total net proceeds of approximately $321.3 million after deducting underwriting discounts and offering expenses. The net proceeds from the equity offering were used to repay a portion of the outstanding borrowings under MEMP’s revolving credit facility.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) available to common stockholders	$56,051	$9,873	$78,006	$(951,801)

Denominator:
Weighted average common shares outstanding	190,725	192,500	190,353	192,500
Incremental treasury stock method shares (1)	86	216	410	207

Basic EPS	$0.29	$0.05	$0.41	$(4.94)
Diluted EPS (1)	$0.29	$0.05	$0.41	$(4.94)

(1)	The Company determines the more dilutive of either the two-class method or the treasury stock method for diluted EPS. The two-class method was more dilutive for each period presented.

Note 11. Long-Term Incentive Plans

MRD

The following table summarizes information regarding restricted common share awards granted under the Memorial Resource Development Corp. 2014 Long-Term Incentive Plan for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common shares outstanding at December 31, 2014	1,059,211	$19.00
Granted (2)	938,558	$18.80
Forfeited	(30,209)	$18.86
Vested	(274,355)	$19.00
Restricted common shares outstanding at September 30, 2015	1,693,205	$18.89

(1)	Determined by dividing the aggregate grant date fair value of awards issued.
(2)	The aggregate grant date fair value of restricted common share awards issued in 2015 was $17.6 million based on a grant date market price ranging from $17.58 to $18.91 per share.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2015	2014	2015	2014
$2,692	$1,312	$6,135	$1,487

The unrecognized compensation cost associated with restricted common share awards was $28.1 million at September 30, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.66 years.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MEMP

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (2)	815,607	$15.04
Forfeited	(32,876)	$19.61
Vested	(483,627)	$20.37
Restricted common units outstanding at September 30, 2015	1,392,624	$17.70

(1)	Determined by dividing the aggregate grant date fair value of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2015 was $12.3 million based on a grant date market price ranging from $14.70 to $15.45 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2015	2014	2015	2014
$2,993	$2,427	$7,899	$5,387

The unrecognized compensation cost associated with restricted common unit awards was $20.0 million at September 30, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.03 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to noncontrolling interests as presented on our unaudited condensed statements of consolidated and combined cash flows.

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

We recognized $5.0 million and $31.3 million of compensation expense for the three and nine months ending September 30, 2015, respectively, offset by a deemed capital contribution from MRD Holdco and the unrecognized compensation expense of approximately $72.7 million as of September 30, 2015 will be recognized over the remaining expected service period of 1.67 years.

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

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Exchanged Incentive Units	Subsequent Incentive Units
Valuation date	9/30/2015	9/30/2015
Dividend yield	0%	0%
Expected volatility	48.99%	48.99%
Risk-free rate	0.54%	0.54%
Expected life (years)	1.67	1.67

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Amounts due to (due from) MRD Holdco and certain affiliates of NGP at September 30, 2015 and December 31, 2014 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

NGP Affiliated Companies

During the three and nine months ended September 30, 2015, MRD paid approximately $4.8 million and $6.7 million, respectively to Cretic Energy Services, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

During the three and nine months ended September 30, 2015, MRD paid approximately $1.0 million and $1.2 million, respectively to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

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

On March 28, 2014, our predecessor acquired certain interests in oil and gas properties in Gonzales and Karnes Counties located in South Texas from an NGP affiliated company for $3.3 million.

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

Midstream Agreements

On April 14, 2015, we, through our wholly-owned subsidiary, MRD Operating, entered into an amended and restated gas processing agreement (“GPA”) with PennTex North Louisiana Operating, LLC (“PennTex Operating”), a wholly-owned subsidiary of PennTex North Louisiana, LLC (“PennTex”). WildHorse Resources, which owned our interest in the Terryville Complex and merged into MRD Operating in February 2015, initially entered into a gas processing agreement with PennTex in March 2014, prior to our initial public offering. PennTex is a joint venture among certain affiliates of NGP in which MRD Midstream LLC, a wholly-owned subsidiary of MRD Holdco, owns a minority interest. Once PennTex Operating’s first processing plant became operational on June 1, 2015, it began to process natural gas produced from wells located on certain leases owned by us in the state of Louisiana. The GPA has a 15-year primary term, subject to one-year extensions at either party’s election. We pay PennTex Operating a monthly volume processing fee, subject to annual inflation escalators, based on volumes of natural gas processed by PennTex Operating. Once the first plant was declared operational, we became obligated to pay a minimum processing fee equal to approximately $18.3 million on an annual basis, subject to certain adjustments and conditions until the second processing plant was declared operational. Once the second plant was declared operational in October 2015, we became obligated to pay a minimum volume processing fee equal to approximately $55.0 million on an annual basis, subject to certain adjustments and conditions.

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

Under the GGA, once the first processing plant was declared operational, we began to pay PennTex Operating a commodity usage charge equal to at least the minimum volume commitment (115,000 MMBtu per day) times $0.02 per MMBtu until PennTex Operating’s second processing plant was declared operational. Once the second processing plant was declared operational, we became obligated to pay PennTex Operating a commodity usage charge equal to at least an increased minimum volume commitment (345,000 MMBtu per day) times $0.02 MMBtu through November 30, 2019. The minimum volume commitment will increase to 460,000 MMBtu on July 1, 2016 and may further increase subject to the terms of the GGA. Prior to December 1, 2019, PennTex Operating is also entitled to a payback demand fee from us equal to the monthly demand quantity (460,000 MMBtu per day) times a $0.03 MMBtu through November 30, 2019. Beginning on December 1, 2019, PennTex Operating is not entitled to a monthly demand charge, the commodity usage charge escalates to $0.05 per MMBtu, and PennTex Operating is entitled to receive a commodity usage charge from us equal to the minimum volume commitment (460,000 MMBtu per day through June 30, 2026, and 345,000 MMBtu per day thereafter) times $0.05 MMBtu.

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

In May 2014, Classic Operating and Classic Pipeline entered into a water disposal agreement. The water disposal agreement has a three-year term, subject to one-year extensions at either party’s election. Under the water disposal agreement, Classic Operating agreed to pay a fee of $1.10 per barrel for each barrel of water delivered to Classic Pipeline. Effective July 1, 2015, the fee was reduced to $0.40 per barrel for each barrel of water delivered to Classic Pipeline.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents selected business segment information for the periods indicated (in thousands):

			Other,	Consolidated
			Adjustments &	& Combined
	MRD	MEMP	Eliminations	Totals
Total revenues:
Three Months Ended September 30, 2015	$111,654	$88,083	$—	$199,737
Three Months Ended September 30, 2014	99,035	166,261	—	265,296
Nine Months Ended September 30, 2015	277,282	279,039	—	556,321
Nine Months Ended September 30, 2014	297,340	427,354	—	724,694
Adjusted EBITDA: (1)
Three Months Ended September 30, 2015	104,319	80,766	(75)	185,010
Three Months Ended September 30, 2014	76,237	97,196	(64)	173,369
Nine Months Ended September 30, 2015	273,980	250,073	(226)	523,827
Nine Months Ended September 30, 2014	222,460	243,717	(6,068)	460,109
Segment assets: (2)
As of September 30, 2015	1,871,270	2,749,376	(3,378)	4,617,268
As of December 31, 2014	1,413,768	3,189,760	(9,981)	4,593,547
Total cash expenditures for additions to long-lived assets:
Nine Months Ended September 30, 2015	449,297	202,150	—	651,447
Nine Months Ended September 30, 2014	249,324	1,300,815	—	1,550,139

(1)

Adjustments and eliminations for the three and nine months ended September 30, 2015 and 2014 include cash distributions that MEMP paid to MRD during the three and nine months ended September 30, 2015 and 2014, related to the ownership of partnership interests in MEMP. In 2014, MRD LLC owned MEMP subordinated units, which were distributed to MRD Holdco in connection with the Company’s initial public offering in June 2014.

(2)	As of September 30, 2015, adjustments and eliminations primarily represent the elimination of accounts receivable and accounts payable balances between the MRD Segment and the MEMP Segment.

Calculation of Reportable Segments’ Adjusted EBITDA

	For the Three Months Ended
	September 30, 2015
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$56,551	$(191,981)	$(135,430)
Interest expense, net	9,176	31,255	40,431
Income tax expense (benefit)	54,431	(107)	54,324
DD&A	53,035	53,305	106,340
Impairment of proved oil and natural gas properties	—	361,836	361,836
Accretion of AROs	95	1,716	1,811
(Gain) loss on commodity derivative instruments	(125,167)	(244,888)	(370,055)
Cash settlements received (paid) on expired commodity derivative instruments	44,010	64,480	108,490
Transaction related costs	213	16	229
Incentive-based compensation expense	7,657	2,993	10,650
Exploration costs	4,068	2,141	6,209
Non-cash equity (income) loss from MEMP	175	—	175
Cash distributions from MEMP	75	—	75
Adjusted EBITDA	$104,319	$80,766	$185,085

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Three Months Ended
	September 30, 2014
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$10,816	$101,307	$112,123
Interest expense, net	9,887	26,458	36,345
Income tax expense (benefit)	26,522	(688)	25,834
DD&A	30,798	53,649	84,447
Impairment of proved oil and natural gas properties	—	67,181	67,181
Accretion of AROs	132	1,421	1,553
(Gain) loss on commodity derivative instruments	(33,090)	(156,402)	(189,492)
Cash settlements received (paid) on expired commodity derivative instruments	3,699	876	4,575
Transaction related costs	500	925	1,425
Incentive-based compensation expense	26,862	2,427	29,289
Exploration costs	133	42	175
Non-cash equity (income) loss from MEMP	(86)	—	(86)
Cash distributions from MEMP	64	—	64
Adjusted EBITDA	$76,237	$97,196	$173,433

	For the Nine Months Ended
	September 30, 2015
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$80,219	$(468,498)	$(388,279)
Interest expense, net	28,545	87,983	116,528
Income tax expense (benefit)	77,345	(1,601)	75,744
DD&A	129,394	150,857	280,251
Impairment of proved oil and natural gas properties	—	613,183	613,183
Accretion of AROs	311	5,036	5,347
(Gain) loss on commodity derivative instruments	(202,894)	(328,944)	(531,838)
Cash settlements received (paid) on expired commodity derivative instruments	114,298	178,955	293,253
(Gain) loss on sale of properties	50	—	50
Transaction related costs	1,620	1,612	3,232
Incentive-based compensation expense	37,440	7,899	45,339
Exploration costs	7,024	2,263	9,287
Loss on settlement of AROs	—	1,328	1,328
Non-cash equity (income) loss from MEMP	402	—	402
Cash distributions from MEMP	226	—	226
Adjusted EBITDA	$273,980	$250,073	$524,053

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Nine Months Ended
	September 30, 2014
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$(934,541)	$(43,225)	$(977,766)
Interest expense, net	44,355	60,573	104,928
Loss on debt extinguishment	37,248	—	37,248
Income tax expense (benefit)	14,701	(303)	14,398
DD&A	86,741	129,165	215,906
Impairment of proved oil and natural gas properties	—	67,181	67,181
Accretion of AROs	389	4,212	4,601
(Gain) loss on commodity derivative instruments	(17,130)	28,710	11,580
Cash settlements received (paid) on expired commodity derivative instruments	(4,930)	(14,999)	(19,929)
(Gain) loss on sale of properties	3,057	—	3,057
Transaction related costs	1,568	3,912	5,480
Incentive-based compensation expense	970,877	5,387	976,264
Exploration costs	1,213	252	1,465
Non-cash equity (income) loss from MEMP	12,844	—	12,844
Provision for environmental remediation	—	2,852	2,852
Cash distributions from MEMP	6,068	—	6,068
Adjusted EBITDA	$222,460	$243,717	$466,177

The following table presents a reconciliation of total reportable segments’ Adjusted EBITDA to net income (loss) for each of the periods indicated (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total Reportable Segments' Adjusted EBITDA	$185,085	$173,433	$524,053	$466,177
Adjustments to reconcile Adjusted EBITDA to net income (loss):
Interest expense, net	(40,431)	(36,345)	(116,528)	(104,928)
Loss on debt extinguishment	—	—	—	(37,248)
Income tax benefit (expense)	(54,324)	(25,834)	(75,744)	(14,398)
DD&A	(106,340)	(84,447)	(280,251)	(215,906)
Impairment of proved oil and natural gas properties	(361,836)	(67,181)	(613,183)	(67,181)
Accretion of AROs	(1,811)	(1,553)	(5,347)	(4,601)
Gains (losses) on commodity derivative instruments	370,055	189,492	531,838	(11,580)
Cash settlements paid (received) on expired commodity derivative instruments	(108,490)	(4,575)	(293,253)	19,929
Gain (loss) on sale of properties	—	—	(50)	(3,057)
Transaction related costs	(229)	(1,425)	(3,232)	(5,480)
Incentive-based compensation expense	(10,650)	(29,289)	(45,339)	(976,264)
Exploration costs	(6,209)	(175)	(9,287)	(1,465)
Provision for environmental remediation	—	—	—	(2,852)
Loss on settlement of AROs	—	—	(1,328)	—
Cash distributions from MEMP	(75)	(64)	(226)	(6,068)
Net income (loss)	$(135,255)	$112,037	$(387,877)	$(964,922)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Included below is our consolidated and combined statement of operations disaggregated by reportable segment for the period indicated (in thousands):

	Three Months Ended September 30, 2015
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$111,654	$87,519	$—	$199,173
Other revenues	—	564	—	564
Total revenues	111,654	88,083	—	199,737

Costs and expenses:
Lease operating	7,949	45,416	—	53,365
Gathering, processing, and transportation	22,633	8,134	—	30,767
Gathering, processing, and transportation - affiliate	9,215	—	—	9,215
Pipeline operating	—	461	—	461
Exploration	4,068	2,141	—	6,209
Production and ad valorem taxes	2,751	6,896	—	9,647
Depreciation, depletion, and amortization	53,035	53,305	—	106,340
Impairment of proved oil and natural gas properties	—	361,836	—	361,836
Incentive unit compensation expense	4,965	—	—	4,965
General and administrative	11,695	13,910	—	25,605
Accretion of asset retirement obligations	95	1,716	—	1,811
(Gain) loss on commodity derivative instruments	(125,167)	(244,888)	—	(370,055)
Total costs and expenses	(8,761)	248,927	—	240,166
Operating income (loss)	120,415	(160,844)	—	(40,429)
Other income (expense):
Interest expense, net	(9,176)	(31,255)	—	(40,431)
Earnings from equity investments	(175)	—	175	—
Other, net	(82)	11	—	(71)
Total other income (expense)	(9,433)	(31,244)	175	(40,502)
Income (loss) before income taxes	110,982	(192,088)	175	(80,931)
Income tax benefit (expense)	(54,431)	107	—	(54,324)
Net income (loss)	$56,551	$(191,981)	$175	$(135,255)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2014
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$99,029	$164,935	$—	$263,964
Other revenues	6	1,326	—	1,332
Total revenues	99,035	166,261	—	265,296

Costs and expenses:
Lease operating	4,333	41,878	—	46,211
Gathering, processing, and transportation	11,941	7,862	—	19,803
Pipeline operating	—	431	—	431
Exploration	133	42	—	175
Production and ad valorem taxes	2,987	11,053	—	14,040
Depreciation, depletion, and amortization	30,798	53,649	—	84,447
Impairment of proved oil and natural gas properties	—	67,181	—	67,181
Incentive unit compensation expense	25,550	—	—	25,550
General and administrative	9,127	12,069	—	21,196
Accretion of asset retirement obligations	132	1,421	—	1,553
(Gain) loss on commodity derivative instruments	(33,090)	(156,402)	—	(189,492)
Total costs and expenses	51,911	39,184	—	91,095
Operating income (loss)	47,124	127,077	—	174,201
Other income (expense):
Interest expense, net	(9,887)	(26,458)	—	(36,345)
Earnings from equity investments	86	—	(86)	—
Other, net	15	—	—	15
Total other income (expense)	(9,786)	(26,458)	(86)	(36,330)
Income (loss) before income taxes	37,338	100,619	(86)	137,871
Income tax benefit (expense)	(26,522)	688	—	(25,834)
Net income (loss)	$10,816	$101,307	$(86)	$112,037

	Nine Months Ended September 30, 2015
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$277,282	$276,689	$—	$553,971
Other revenues	—	2,350	—	2,350
Total revenues	277,282	279,039	—	556,321

Costs and expenses:
Lease operating	17,025	130,782	—	147,807
Gathering, processing, and transportation	51,685	25,402	—	77,087
Gathering, processing, and transportation - affiliate	13,028	—	—	13,028
Pipeline operating	—	1,407	—	1,407
Exploration	7,024	2,263	—	9,287
Production and ad valorem taxes	8,666	19,609	—	28,275
Depreciation, depletion, and amortization	129,394	150,857	—	280,251
Impairment of proved oil and natural gas properties	—	613,183	—	613,183
Incentive unit compensation expense	31,305	—	—	31,305
General and administrative	34,994	42,798	—	77,792
Accretion of asset retirement obligations	311	5,036	—	5,347
(Gain) loss on commodity derivative instruments	(202,894)	(328,944)	—	(531,838)
(Gain) loss on sale of properties	50	—	—	50
Other, net	—	(943)	—	(943)
Total costs and expenses	90,588	661,450	—	752,038
Operating income (loss)	186,694	(382,411)	—	(195,717)
Other income (expense):
Interest expense, net	(28,545)	(87,983)	—	(116,528)
Earnings from equity investments	(402)	—	402	—
Other, net	(183)	295	—	112
Total other income (expense)	(29,130)	(87,688)	402	(116,416)
Income (loss) before income taxes	157,564	(470,099)	402	(312,133)
Income tax benefit (expense)	(77,345)	1,601	—	(75,744)
Net income (loss)	$80,219	$(468,498)	$402	$(387,877)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2014
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined
Revenues:
Oil & natural gas sales	$297,328	$423,782	$—	$721,110
Other revenues	12	3,572	—	3,584
Total revenues	297,340	427,354	—	724,694

Costs and expenses:
Lease operating	12,361	99,526	—	111,887
Gathering, processing, and transportation	30,793	21,016	—	51,809
Pipeline operating	—	1,596	—	1,596
Exploration	1,213	252	—	1,465
Production and ad valorem taxes	9,141	24,482	—	33,623
Depreciation, depletion, and amortization	86,741	129,165	—	215,906
Impairment of proved oil and natural gas properties	—	67,181	—	67,181
Incentive unit compensation expense	969,390	—	—	969,390
General and administrative	26,880	34,181	—	61,061
Accretion of asset retirement obligations	389	4,212	—	4,601
(Gain) loss on commodity derivative instruments	(17,130)	28,710	—	11,580
(Gain) loss on sale of properties	3,057	—	—	3,057
Other, net	—	(12)	—	(12)
Total costs and expenses	1,122,835	410,309	—	1,533,144
Operating income (loss)	(825,495)	17,045	—	(808,450)
Other income (expense):
Interest expense, net	(44,355)	(60,573)	—	(104,928)
Loss on extinguishment on debt	(37,248)	—	—	(37,248)
Earnings from equity investments	(12,844)	—	12,844	—
Other, net	102	—	—	102
Total other income (expense)	(94,345)	(60,573)	12,844	(142,074)
Income before income taxes	(919,840)	(43,528)	12,844	(950,524)
Income tax benefit (expense)	(14,701)	303	—	(14,398)
Net income (loss)	$(934,541)	$(43,225)	$12,844	$(964,922)

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

At September 30, 2015 and December 31, 2014, we had $0.6 million and $2.1 million of environmental reserves recorded on our balance sheets, respectively.

Midstream Agreements

See Note 13 for additional information.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

In connection with its 2009 acquisition of the Beta properties, Rise Energy Operating, LLC (“REO”), a wholly-owned subsidiary of MEMP, assumed an obligation with the BOEM for the decommissioning of the offshore production facilities. The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of September 30, 2015 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$142,005
Less: Outside working interest owners share	(68,517)
$73,488

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2016	$76,590
December 31, 2016	$78,660

As of September 30, 2015, the maximum remaining obligation net to REO’s interest was approximately $5.2 million.

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

	As of September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,725	$2,107	$531	$—	$7,363
Accounts receivable - trade	6,890	76,715	55,169	(2,786)	135,988
Accounts receivable - affiliates	7,438	—	—	(7,438)	—
Short-term derivative instruments	152,208	—	231,340	—	383,548
Prepaid expenses and other current assets	4,995	8,603	14,258	—	27,856
Total current assets	176,256	87,425	301,298	(10,224)	554,755
Property and equipment, net	16,814	1,371,384	1,907,350	—	3,295,548
Long-term derivative instruments	191,426	—	439,070	—	630,496
Investments in subsidiaries	1,261,135	—	—	(1,261,135)	—
Other long-term assets	13,526	21,285	101,658	—	136,469
Total assets	$1,659,157	$1,480,094	$2,749,376	$(1,271,359)	$4,617,268

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$24,574	$86,766	$104,488	$(561)	$215,267
Accounts payable - affiliates	—	14,376	5,006	(9,625)	9,757
Revenues payable	80	37,600	32,700	—	70,380
Deferred tax liabilities	55,985	—	1,459	—	57,444
Short-term derivative instruments	—	—	3,515	—	3,515
Total current liabilities	80,639	138,742	147,168	(10,186)	356,363
Long-term debt	726,000	—	1,878,264	—	2,604,264
Asset retirement obligations	—	8,316	120,744	—	129,060
Long-term derivative instruments	—	—	3,183	—	3,183
Deferred tax liabilities	46,028	72,372	2,389	—	120,789
Other long-term liabilities	6,995	—	—	—	6,995
Total liabilities	859,662	219,430	2,151,748	(10,186)	3,220,654
Equity:
Equity	799,495	1,260,664	591,740	(1,852,404)	799,495
Noncontrolling interest	—	—	5,888	591,231	597,119
Total equity	799,495	1,260,664	597,628	(1,261,173)	1,396,614
Total liabilities & equity	$1,659,157	$1,480,094	$2,749,376	$(1,271,359)	$4,617,268

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of December 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,241	$3,762	$970	$(1,015)	$5,958
Accounts receivable- trade	5,995	44,952	83,346	(2,717)	131,576
Accounts receivable - affiliates	10,047	—	28	(10,075)	—
Short-term derivative instruments	131,471	—	208,585	—	340,056
Prepaid expenses and other current assets	5,833	7,993	14,201	—	28,027
Total current assets	155,587	56,707	307,130	(13,807)	505,617
Property and equipment, net	16,601	1,050,722	2,470,333	—	3,537,656
Long-term derivative instruments	123,567	—	311,802	—	435,369
Investments in subsidiaries	1,139,792	—	—	(1,139,792)	—
Other long-term assets	14,124	5,660	100,521	(5,400)	114,905
Total assets	$1,449,671	$1,113,089	$3,189,786	$(1,158,999)	$4,593,547

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,245	$56,598	$113,177	$(3,125)	$172,895
Accounts payable - affiliates	—	3,638	6,409	(9,423)	624
Revenues payable	—	27,242	30,110	—	57,352
Deferred tax liabilities	—	50,470	1,407	—	51,877
Short-term derivative instruments	—	—	3,289	—	3,289
Total current liabilities	6,245	137,948	154,392	(12,548)	286,037
Long-term debt	783,000	—	1,595,413	—	2,378,413
Asset retirement obligations	—	9,830	112,701	—	122,531
Deferred tax liabilities	69,431	—	30,986	(5,400)	95,017
Other long-term liabilities	8,585	—	—	—	8,585
Total liabilities	867,261	147,778	1,893,492	(17,948)	2,890,583
Equity:
Equity	582,410	965,311	1,290,734	(2,256,045)	582,410
Noncontrolling interest	—	—	5,560	1,114,994	1,120,554
Total equity	582,410	965,311	1,296,294	(1,141,051)	1,702,964
Total liabilities & equity	$1,449,671	$1,113,089	$3,189,786	$(1,158,999)	$4,593,547

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$111,654	$87,519	$—	$199,173
Other income	—	—	564	—	564
Total revenues	—	111,654	88,083	—	199,737

Costs and expenses:
Lease operating	—	7,949	45,416	—	53,365
Gathering, processing and transportation	—	22,633	8,134	—	30,767
Gathering, processing and transportation - affiliate	—	9,215	—	—	9,215
Pipeline operating	—	—	461	—	461
Exploration	—	4,068	2,141	—	6,209
Production and ad valorem taxes	—	2,751	6,896	—	9,647
Depreciation, depletion and amortization	1,087	51,948	53,305	—	106,340
Impairment of proved oil and natural gas properties	—	—	361,836	—	361,836
Incentive unit compensation expense	4,965	—	—	—	4,965
General and administrative	11,327	368	13,910	—	25,605
Accretion of asset retirement obligations	—	95	1,716	—	1,811
(Gain) loss on commodity derivatives	(125,167)	—	(244,888)	—	(370,055)
Total costs and expenses	(107,788)	99,027	248,927	—	240,166
Operating income (loss)	107,788	12,627	(160,844)	—	(40,429)

Other income (expense):
Interest expense, net	(9,174)	(2)	(31,255)	—	(40,431)
Equity earnings from subsidiaries	10,839	—	—	(10,839)	—
Other, net	(100)	18	11	—	(71)
Total other income (expense)	1,565	16	(31,244)	(10,839)	(40,502)
Income before income taxes	109,353	12,643	(192,088)	(10,839)	(80,931)
Income tax benefit (expense)	(52,801)	(1,630)	107	—	(54,324)
Net income (loss)	56,552	11,013	(191,981)	(10,839)	(135,255)
Net income (loss) attributable to noncontrolling interest	—	—	104	(191,911)	(191,807)
Net income (loss) attributable to Memorial Resource Development Corp.	$56,552	$11,013	$(192,085)	$181,072	$56,552

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$99,026	$164,938	$—	$263,964
Other income	6	—	1,326	—	1,332
Total revenues	6	99,026	166,264	—	265,296

Costs and expenses:
Lease operating	—	4,320	41,891	—	46,211
Gathering, processing and transportation	—	11,941	7,862	—	19,803
Pipeline operating	—	—	431	—	431
Exploration	—	133	42	—	175
Production and ad valorem taxes	—	2,987	11,053	—	14,040
Depreciation, depletion and amortization	168	30,630	53,649	—	84,447
Impairment of proved oil and natural gas properties	—	—	67,181	—	67,181
Incentive unit compensation expense	25,550	—	—	—	25,550
General and administrative	7,215	1,889	12,092	—	21,196
Accretion of asset retirement obligations	1	131	1,421	—	1,553
(Gain) loss on commodity derivatives	(33,090)	—	(156,402)	—	(189,492)
Total costs and expenses	(156)	52,031	39,220	—	91,095
Operating income (loss)	162	46,995	127,044	—	174,201

Other income (expense):
Interest expense, net	(9,868)	(19)	(26,458)	—	(36,345)
Equity earnings from subsidiaries	25,675	—	—	(25,675)	—
Other, net	—	5	10	—	15
Total other income (expense)	15,807	(14)	(26,448)	(25,675)	(36,330)
Income before income taxes	15,969	46,981	100,596	(25,675)	137,871
Income tax benefit (expense)	(6,041)	(20,489)	696	—	(25,834)
Net income (loss)	9,928	26,492	101,292	(25,675)	112,037
Net income (loss) attributable to noncontrolling interest	—	—	52	102,057	102,109
Net income (loss) attributable to Memorial Resource Development Corp.	$9,928	$26,492	$101,240	$(127,732)	$9,928

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$277,282	$276,689	$—	$553,971
Other income	—	—	2,350	—	2,350
Total revenues	—	277,282	279,039	—	556,321

Costs and expenses:
Lease operating	—	17,025	130,782	—	147,807
Gathering, processing and transportation	—	51,685	25,402	—	77,087
Gathering, processing and transportation -affiliate	—	13,028	—	—	13,028
Pipeline operating	—	—	1,407	—	1,407
Exploration	—	7,024	2,263	—	9,287
Production and ad valorem taxes	—	8,666	19,609	—	28,275
Depreciation, depletion and amortization	3,139	126,255	150,857	—	280,251
Impairment of proved oil and natural gas properties	—	—	613,183	—	613,183
Incentive unit compensation expense	31,305	—	—	—	31,305
General and administrative	32,656	2,338	42,798	—	77,792
Accretion of asset retirement obligations	—	311	5,036	—	5,347
(Gain) loss on commodity derivatives	(202,894)	—	(328,944)	—	(531,838)
(Gain) loss on sale of properties	—	50	—	—	50
Other, net	—	—	(943)	—	(943)
Total costs and expenses	(135,794)	226,382	661,450	—	752,038
Operating income (loss)	135,794	50,900	(382,411)	—	(195,717)

Other income (expense):
Interest expense, net	(28,456)	(89)	(87,983)	—	(116,528)
Equity earnings from subsidiaries	28,180	—	—	(28,180)	—
Other, net	(100)	(83)	295	—	112
Total other income (expense)	(376)	(172)	(87,688)	(28,180)	(116,416)
Income before income taxes	135,418	50,728	(470,099)	(28,180)	(312,133)
Income tax benefit (expense)	(56,824)	(20,521)	1,601	—	(75,744)
Net income (loss)	78,594	30,207	(468,498)	(28,180)	(387,877)
Net income (loss) attributable to noncontrolling interest	—	—	328	(466,799)	(466,471)
Net income (loss) attributable to Memorial Resource Development Corp.	$78,594	$30,207	$(468,826)	$438,619	$78,594

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined & Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$297,325	$423,785	$—	$721,110
Other income	5	7	3,572	—	3,584
Total revenues	5	297,332	427,357	—	724,694

Costs and expenses:
Lease operating	—	12,348	99,539	—	111,887
Gathering, processing and transportation	—	30,793	21,016	—	51,809
Pipeline operating	—	—	1,596	—	1,596
Exploration	—	1,213	252	—	1,465
Production and ad valorem taxes	—	9,141	24,482	—	33,623
Depreciation, depletion and amortization	168	86,573	129,165	—	215,906
Impairment of proved oil and natural gas properties	—	—	67,181	—	67,181
Incentive unit compensation expense	137,307	831,060	1,023	—	969,390
General and administrative	7,390	19,450	34,221	—	61,061
Accretion of asset retirement obligations	1	388	4,212	—	4,601
(Gain) loss on commodity derivatives	(36,525)	19,395	28,710	—	11,580
(Gain) loss on sale of properties	—	3,167	(110)	—	3,057
Other, net	—	—	(12)	—	(12)
Total costs and expenses	108,341	1,013,528	411,275	—	1,533,144
Operating income (loss)	(108,336)	(716,196)	16,082	—	(808,450)

Other income (expense):
Interest expense, net	(10,843)	(33,512)	(60,573)	—	(104,928)
Debt extinguishment costs	(23,562)	(13,686)	—	—	(37,248)
Equity earnings from subsidiaries	(811,093)	—	—	811,093	—
Other, net	—	92	10	—	102
Total other income (expense)	(845,498)	(47,106)	(60,563)	811,093	(142,074)
Income before income taxes	(953,834)	(763,302)	(44,481)	811,093	(950,524)
Income tax benefit (expense)	2,033	(16,742)	311	—	(14,398)
Net income (loss)	(951,801)	(780,044)	(44,170)	811,093	(964,922)
Net income (loss) attributable to noncontrolling interest	—	—	95	(34,946)	(34,851)
Net income (loss) attributable to Memorial Resource Development Corp.	(951,801)	(780,044)	(44,265)	846,039	(930,071)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$64,375	$187,457	$185,572	$1,015	$438,419

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(7,267)	(6,095)	—	(13,362)
Acquisition post-closing adjustment receipts	—	—	9,570	—	9,570
Additions to oil and gas properties	—	(438,262)	(196,055)	—	(634,317)
Additions to other property and equipment	(3,340)	(428)	—	—	(3,768)
Additions to restricted investments	—	—	(3,893)	—	(3,893)
Deposit for property acquisition	—	(21,286)	—	—	(21,286)
Investments in subsidiaries	(266,431)	—	—	266,431	—
Distributions from subsidiaries	78,622	—	—	(78,622)	—
Proceeds from the sale of oil and gas properties	—	13,612	—	—	13,612
Net cash used in investing activities	(191,149)	(453,631)	(196,473)	187,809	(653,444)

Cash flows from financing activities:
Advances on revolving credit facility	403,000	—	345,000	—	748,000
Payments on revolving credit facility	(460,000)	—	(61,000)	—	(521,000)
Repayment of senior notes	—	—	(2,914)	—	(2,914)
Deferred finance costs	(1,446)	—	(319)	—	(1,765)
Proceeds from MRD equity offering	242,880	—	—	—	242,880
Costs incurred in conjunction with MRD equity offering	(3,979)	—	—	—	(3,979)
Capital contributions	—	264,519	1,912	(266,431)	—
Distributions to MRD	—	—	(78,396)	78,396	—
Distribution to partners	—	—	(138,349)	138,349	—
Distribution to noncontrolling interests	—	—	—	(138,123)	(138,123)
Repurchases of equity	(51,197)	—	(55,472)	—	(106,669)
Net cash provided by financing activities	129,258	264,519	10,462	(187,809)	216,430
Net change in cash and cash equivalents	2,484	(1,655)	(439)	1,015	1,405
Cash and cash equivalents, beginning of period	2,241	3,762	970	(1,015)	5,958
Cash and cash equivalents, end of period	$4,725	$2,107	$531	$—	$7,363

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined & Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$8,463	$149,927	$207,070	$—	$365,460

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	—	(1,083,167)	—	(1,083,167)
Additions to oil and gas properties	—	(240,204)	(217,634)	—	(457,838)
Additions to other property and equipment	(8,936)	(184)	(14)	—	(9,134)
Additions to restricted investments	—	—	(2,883)	—	(2,883)
Investments in subsidiaries	(611,853)	—	—	611,853	—
Distributions from subsidiaries	—	56,027	—	(56,027)	—
Change in restricted cash	—	49,946	—	—	49,946
Proceeds from the sale of oil and gas properties	—	—	6,700	—	6,700
Other	—	—	(301)	—	(301)
Net cash used in investing activities	(620,789)	(134,415)	(1,297,299)	555,826	(1,496,677)

Cash flows from financing activities:
Advances on revolving credit facility	1,013,000	126,800	1,325,000	—	2,464,800
Payments on revolving credit facility	(985,000)	(329,900)	(1,127,000)	—	(2,441,900)
Termination of second lien credit facility	—	(328,282)	—	—	(328,282)
Proceeds from the issuances of senior notes	600,000	—	492,425	—	1,092,425
Redemption of senior notes	(351,808)	—	—	—	(351,808)
Deferred finance costs	(18,814)	(61)	(11,409)	—	(30,284)
Proceeds from MRD initial public offering	408,500	—	—	—	408,500
Costs incurred in conjunction with initial public offering	(28,198)	—	—	—	(28,198)
Proceeds from MEMP equity offering	—	—	553,288	—	553,288
Costs incurred in conjunction with MEMP equity offering	—	—	(12,222)	—	(12,222)
Capital contributions	—	608,466	3,387	(611,853)	—
Contributions from NGP affiliates related to sale of properties	—	—	1,165	—	1,165
Purchase of additional interests in subsidiaries	(3,292)	—	—	—	(3,292)
Distribution to equity owners	—	—	(156,549)	156,549	—
Distribution to NGP affiliates related to purchase of assets	—	(63,389)	(3,304)	—	(66,693)
Distribution to noncontrolling interests	—	—	—	(101,327)	(101,327)
Distributions to MRD Holdco	(17,207)	(39,520)	(3,076)	—	(59,803)
Distribution to NGP affiliates related to sale of assets, net of cash received	—	(32,770)	—	—	(32,770)
Other	—	213	—	—	213
Net cash provided by financing activities	617,181	(58,443)	1,061,705	(556,631)	1,063,812
Net change in cash and cash equivalents	4,855	(42,931)	(28,524)	(805)	(67,405)
Cash and cash equivalents, beginning of period	—	48,619	29,102	—	77,721
Cash and cash equivalents, end of period	$4,855	$5,688	$578	$(805)	$10,316

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 17. Subsequent Events

MRD Purchase of Oil and Natural Gas Properties in Louisiana

For additional information, see Note 3.

MEMP Borrowing Base Redetermination

For additional information, see Note 8.

MEMP November 2015 Beta Acquisition

On November 3, 2015, MEMP completed an acquisition of the remaining interests in its oil and gas properties offshore Southern California (the “Beta properties”) from a third party for approximately $101.0 million, subject to customary post-closing adjustments.

MEMP first acquired its interests in the Beta properties in December 2012.  The acquired interests primarily consist of the 48.25% remaining working interests in three Pacific Outer Continental Shelf blocks in the Beta Field, which includes 58 gross wells, that are located in federal waters approximately eleven miles offshore the Port of Long Beach, California.  The acquired interests also include the 48.25% remaining interest in associated facilities including (i) two combined production and drilling platforms (ii) one production processing platform, (iii) a 17.5 mile long 16-inch diameter oil pipeline and (iv) an onshore pump station, tankage and metering facility.

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

As discussed under Note 2 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements,” the FASB issued an accounting standards update in February 2015 to improve consolidation guidance for certain types of legal entities. The guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. We currently believe we will continue to consolidate MEMP and become subject to the VIE primary beneficiary disclosure requirements. The deconsolidation of MEMP would have a material impact on our consolidated financial statements and related disclosures in the event there is a reconsideration event that triggers deconsolidation.

Recent Developments

North Louisiana Acquisition

In October 2015, we closed a transaction to acquire producing and non-producing properties in North Louisiana, including approximately 45,807 gross (45,121 net) acres for approximately $284.0 million, subject to customary post-closing adjustments, from a third party (the “North Louisiana Acquisition”). The acquisition has an effective date of August 1, 2015.  We financed the North Louisiana Acquisition with the net proceeds from our September 2015 equity offering (discussed below) and borrowings under our revolving credit facility.

September 2015 Equity Offering

In September 2015, we issued 13,800,000 shares of our common stock in an underwritten public offering (which included 1,800,000 shares sold pursuant to the option to purchase additional shares of our common stock granted by us to, and exercised in full by, the underwriter). The aggregate net proceeds from our September 2015 equity offering were approximately $238.4 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the equity offering were used to temporarily pay down our revolving credit facility as of September 30, 2015 and subsequently re-borrowed to fund a portion of the purchase price of the North Louisiana Acquisition that closed on October 22, 2015.

Amendments to MRD Revolving Credit Facility and Borrowing Base Redeterminations

In April 2015, we entered into a fourth amendment to our revolving credit facility to, among other things, add new lenders and permit the repurchase of up to $50.0 million of our common stock. In connection therewith, the lenders under our revolving credit facility reaffirmed the borrowing base under our revolving credit facility at $725.0 million.

In September 2015, we entered into a fifth amendment to our revolving credit facility to, among other things, increase (i) the borrowing base under our revolving credit facility from $725.0 million to $1.0 billion and (ii) the aggregate elected commitment amounts to $1.0 billion. If the Company consummates a potential acquisition (unrelated to the North Louisiana Acquisition) prior to December 31, 2015 and subject to certain conditions, then the fifth amendment would also increase the borrowing base and the aggregate elected commitment amounts to $1.05 billion effective immediately before consummation of such acquisition.

Property Swap

In February 2015, we and MEMP completed a transaction (the “Property Swap”) in which we exchanged certain of our oil and gas properties in East Texas and West Louisiana for MEMP’s North Louisiana oil and gas properties and approximately $78.4 million in cash. Terms of the transaction were approved by our Board and by its conflicts committee, which is comprised entirely of independent directors. The transaction had an effective date of January 1, 2015.

MEMP November 2015 Beta Acquisition

In November 2015, MEMP completed an acquisition of the remaining interests in its oil and gas properties offshore Southern California (the “Beta properties”) from a third party for approximately $101.0 million, subject to customary post-closing adjustments.

MEMP first acquired its interests in the Beta properties in December 2012.  The acquired interests primarily consist of the 48.25% remaining working interests in three Pacific Outer Continental Shelf blocks in the Beta Field, which includes 58 gross wells, that are located in federal waters approximately eleven miles offshore the Port of Long Beach, California.  The acquired interests also include the 48.25% remaining interest in associated facilities including (i) two combined production and drilling platforms (ii) one production processing platform, (iii) a 17.5 mile long 16-inch diameter oil pipeline and (iv) an onshore pump station, tankage and metering facility.

MEMP Semi-Annual Borrowing Base Redeterminations

In November 2015, in connection with the semi-annual borrowing base redetermination by lenders under MEMP’s revolving credit facility, the borrowing base under its revolving credit facility decreased from $1.30 billion to approximately $1.18 billion. The new borrowing base became effective on November 4, 2015.  In March 2015, the borrowing base under its revolving credit facility decreased from $1.44 billion to $1.3 billion. The borrowing base reductions were primarily the result of the deterioration of commodity prices in the oil and natural gas industry.

MEMP Conversion of Subordinated Units

In February 2015, the subordination period for the 5,360,912 MEMP subordinated units ended. All of the subordinated units, which were owned by MRD Holdco, converted to common units on a one-to-one basis at the end of the subordination period and were then sold by MRD Holdco during the second quarter of 2015.

MEMP Repurchase Program

In December 2014, the board of directors of MEMP’s general partner authorized the repurchase of up to $150.0 million of MEMP’s common units (“MEMP Repurchase Program”).  In 2015, MEMP repurchased $52.8 million of common units through October 31, 2015, which represents a repurchase and retirement of 3,547,921 common units under the MEMP Repurchase Program.

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

•

Gathering, processing and transportation. These are costs incurred to deliver production of our natural gas, NGLs and oil to the market. Cost levels of these expenses can vary based on the volume of natural gas, NGLs and oil production as well as the cost of commodity processing.

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

•	Exploration expense. These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes, delay rentals and unsuccessful leasing efforts.
•	Impairment of proved properties. Proved properties are impaired whenever the carrying value of the properties exceed their estimated undiscounted future cash flows.
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

Reserves Sensitivity

Historically, commodity prices have been extremely volatile and we expect this volatility to continue for the foreseeable future. For example, for the five years ended December 31, 2014, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.91 per MMBtu. For the nine months ended September 30, 2015, the West Texas Intermediate posted price ranged from a high of $61.43 per Bbl on June 10, 2015 to a low of $38.24 per Bbl on August 24, 2015 and the Henry Hub spot market price ranged from a high of $3.233 per MMBtu on January 15, 2015 to a low of $2.490 per MMBtu on April 27, 2015. NGL prices have also suffered significant recent declines. The continuation of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

We are unable to predict future commodity prices with any greater precision than the futures market. To quantify the effect of changes in the current pricing environment on the quantities of our year-end 2014 reported proved reserves, we re-ran our December 31, 2014 reserve report using September 30, 2015 NYMEX forward strip pricing. If we had used NYMEX forward strip pricing as of September 30, 2015 to determine our proved reserves as of December 31, 2014, our estimated proved reserves as of December 31, 2014 would have been 1,595 Bcfe, which is 2% less than the 1,632 Bcfe reported as of December 31, 2014 in our Annual Report on Form 10-K for the year ended December 31, 2014. This calculation strictly isolates the potential impact of commodity prices on our estimated proved reserves. Other than the price adjustment, we did not re-engineer our estimated proved reserves to account for cost reductions or any other factors impacting the estimation of proved reserves. For example, this estimate does not give effect to any production or drilling or completion activity that has occurred since December 31, 2014. This estimate was prepared by our internal reserve engineers and has not been audited or reviewed by our independent reserve engineers.

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

Results of Operations

MRD Segment

The MRD Segment’s combined results of operations for the three and nine months ended September 30, 2015 and 2014 presented below have been derived from our consolidated and combined financial statements. The comparability of the results of operations among the periods presented is impacted by the distribution by MRD LLC of the following to MRD Holdco prior to our initial public offering: (i) BlueStone, which sold substantially all of its assets in July 2013 for $117.9 million, MRD Royalty LLC, which owned certain immaterial leasehold interests and overriding royalty interests in Texas and Montana, MRD Midstream LLC, which owned an indirect interest in certain midstream assets in North Louisiana, Golden Energy and Classic Pipeline and (ii) 5,360,912 subordinated units of MEMP (which converted to common units on February 13, 2015 and were then sold by MRD Holdco during the second quarter of 2015).

Segment financial information has been retrospectively revised for material common control transactions between the MEMP Segment and the MRD Segment for comparability purposes, which includes the acquisition by the MEMP Segment of certain assets from the MRD Segment in East Texas in February 2015 in exchange for approximately $78.4 million in cash and certain properties in North Louisiana.

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Oil & natural gas sales	$111,654	$99,029	$277,282	$297,328
Lease operating	7,949	4,333	17,025	12,361
Gathering, processing, and transportation (including affiliate)	31,848	11,941	64,713	30,793
Exploration	4,068	133	7,024	1,213
Production and ad valorem taxes	2,751	2,987	8,666	9,141
Depreciation, depletion, and amortization	53,035	30,798	129,394	86,741
Incentive unit compensation expense	4,965	25,550	31,305	969,390
General and administrative	11,695	9,127	34,994	26,880
(Gain) loss on commodity derivative instruments	(125,167)	(33,090)	(202,894)	(17,130)
(Gain) loss on sale of properties	—	—	50	3,057
Interest expense, net	(9,176)	(9,887)	(28,545)	(44,355)
Loss on extinguishment of debt	—	—	—	(37,248)
Income tax benefit (expense)	(54,431)	(26,522)	(77,345)	(14,701)
Net income (loss)	56,551	10,816	80,219	(934,541)

Natural gas and oil revenue:
Oil sales	$16,152	$19,251	$46,297	$63,650
NGL sales	17,240	19,474	42,736	61,187
Natural gas sales	78,262	60,304	188,249	172,491
Total natural gas and oil revenue	$111,654	$99,029	$277,282	$297,328

Production Volumes:
Oil (MBbls)	365	200	963	654
NGLs (MBbls)	1,052	470	2,224	1,330
Natural gas (MMcf)	28,827	14,499	67,490	37,470
Total (MMcfe)	37,329	18,519	86,612	49,375
Average net production (MMcfe/d)	405.8	201.3	317.3	180.9

Average sales price:
Oil (per Bbl)	$44.25	$96.26	$48.08	$97.32
NGL (per Bbl)	16.39	41.43	19.22	46.01
Natural gas (per Mcf)	2.71	4.16	2.79	4.60
Total (Mcfe)	$2.99	$5.35	$3.20	$6.02

Average unit costs per Mcfe:
Lease operating expense	$0.21	$0.23	$0.20	$0.25
Gathering, processing, and transportation (including affiliate)	0.85	0.64	0.75	0.62
Production and ad valorem taxes	0.07	0.16	0.10	0.19
General and administrative expenses	0.31	0.49	0.40	0.54
Depletion, depreciation, and amortization	1.42	1.66	1.49	1.76

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The MRD Segment recorded net income of $56.6 million during the three months ended September 30, 2015 compared to net income of $10.8 million during the three months ended September 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $111.7 million, an increase of $12.6 million compared with 2014. Production increased 18.8 Bcfe (approximately 102%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased $2.36 per Mcfe (approximately 44%) due to lower commodity prices. The volume and pricing variance contributed to an approximate $100.6 million increase and offset by a $88.0 million decrease in revenues, respectively.

•

Lease operating expenses were $7.9 million and $4.3 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses decreased to $0.21 for 2015 from $0.23 for 2014 due to increased production volumes. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

•

Gathering, processing and transportation expenses, including affiliates, were $31.8 million and $11.9 million for 2015 and 2014, respectively. The increase of $19.9 million is primarily due to an increase in natural gas and NGL volumes and an increase in the rate due to efficient cryogenic processing associated with the new gas processing agreements. On a per Mcfe basis, gathering, processing and transportation expenses, including affiliates, were $0.85 for 2015 compared to $0.64 for 2014. For more information regarding the new midstream service agreements, see Note 13 of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

•

DD&A expense for 2015 was $53.0 million compared to $30.8 million for 2014, an increase of $22.2 million. The increase is due to an increase in production volumes and was partially offset by a decrease in the rate as reserves grew faster than costs subject to depletion. Increased production volumes caused DD&A expense to increase by approximately $31.3 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $9.1 million.

•

Incentive unit compensation expense for 2015 was $5.0 million related to MRD Holdco incentive units as discussed in Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report. Incentive unit compensation expense of approximately $25.6 million was recorded in 2014 related to MRD Holdco incentive units.

•

General and administrative expenses for 2015 were $11.7 million compared to $9.1 million for 2014. General and administrative expenses for 2015 included $0.2 million of transaction-related costs compared to $0.5 million of transaction-related costs in 2014. Expense associated with our long-term incentive plan (“LTIP”) awards increased $1.4 million between periods. Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods.

•

Net gains on commodity derivative instruments of $125.2 million were recognized during 2015, consisting of $44.0 million of cash settlement receipts and a $81.2 million increase in the fair value of open hedge positions. Net gains on commodity derivative instruments of $33.1 million were recognized during 2014, consisting of $3.7 million of cash settlement receipts and a $29.4 million increase in the fair value of open hedge positions.

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

•

Net interest expense during 2015 was $9.2 million, including amortization of deferred financing fees of approximately $0.7 million. Net interest expense during 2014 was $9.9 million, including amortization of deferred financing fees of approximately $0.7 million. The period-to-period increase in capitalized interest was $2.1 million.

Average outstanding borrowings under our revolving credit facility were $245.6 million during 2015. Average outstanding borrowings under our revolving credit facility were $100.3 million during 2014. For both 2015 and 2014, we had an average of $600.0 million aggregate principal amount of the MRD Senior Notes issued and outstanding.

•

Income tax expense for 2015 was $54.4 million compared to $26.5 million for 2014. The increase in income tax expense is primarily the result of an increase in the net income subject to income taxes for 2015, as discussed above. The effective tax rate was 49.0% for 2015 compared to 71.0% for 2014. The effective tax rate for both 2015 and 2014 differs from the federal statutory income tax rate primarily due to the non-deductibility of incentive unit compensation and state income tax.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The MRD Segment recorded net income of $80.2 million during the nine months ended September 30, 2015 compared to net loss of $934.5 million during the nine months ended September 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $277.3 million, a decrease of $20.0 million compared with 2014. Production increased 37.2 Bcfe (approximately 75%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased $2.82 per Mcfe (approximately 47%) primarily due to lower commodity prices. The volume and pricing variance contributed to an approximate $224.2 million increase and $244.2 million decrease in revenues, respectively.

•

Lease operating expenses were $17.0 million and $12.4 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses decreased to $0.20 for 2015 from $0.25 for 2014 due to increased production volumes. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

•

Gathering, processing and transportation expenses, including affiliates, were $64.7 million and $30.8 million for 2015 and 2014, respectively. The increase of $33.9 million is primarily due to an increase in natural gas and NGL volumes and an increase in the rate due to efficient cryogenic processing associated with new gas processing agreements. On a per Mcfe basis, gathering, processing and transportation expenses, including affiliates, were $0.75 for 2015 compared to $0.62 for 2014. For more information regarding the new midstream service agreements, see Note 13 of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

•

DD&A expense for 2015 was $129.4 million compared to $86.7 million for 2014, an increase of $42.7 million. The increase is due to an increase in production volumes and was partially offset by a decrease in the rate as reserves grew faster than costs subject to depletion. Increased production volumes caused DD&A expense to increase by approximately $65.5 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $22.8 million.

•

Incentive unit compensation expense for 2015 was $31.3 million related to MRD Holdco incentive units as discussed in Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report. Incentive unit compensation expense of approximately $969.4 million was recorded in 2014, of which $831.1 million related to WildHorse Resources’ incentive units, $137.3 million related to MRD Holdco incentive units, and $1.0 million related to BlueStone incentive units.

•

General and administrative expenses for 2015 were $35.0 million compared to $26.9 million for 2014. General and administrative expenses included $1.6 million of transaction-related costs in both 2015 and 2014. Expense associated with our LTIP awards for 2015 was $6.1 million compared to $1.5 million in 2014. Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods.

•

Net gains on commodity derivative instruments of $202.9 million were recognized during 2015, consisting of $114.3 million of cash settlement receipts in addition to a $88.6 million increase in the fair value of open hedge positions. Net gains on commodity derivative instruments of $17.1 million were recognized during 2014, consisting of $4.9 million of cash settlement payments offset by $22.0 million related to the increase in the fair value of open hedge positions.

•

Net interest expense during 2015 was $28.5 million, including amortization of deferred financing fees of approximately $2.1 million. Net interest expense during 2014 was $44.4 million, including amortization of deferred financing fees of approximately $2.6 million. The period-to-period increase in capitalized interest was $4.2 million.

Average outstanding borrowings under our revolving credit facility were $189.8 million during 2015. Average outstanding borrowings under WildHorse Resources’ revolving credit facility and our revolving credit facility were $206.5 million during 2014. For 2015, we had an average of $600.0 million aggregate principal amount of the MRD Senior Notes issued and outstanding. For 2014, we had an average of $214.1 million aggregate principal amount of the PIK notes issued and outstanding, an average of $201.2 million aggregate principal outstanding for the WildHorse Resources’ second lien term facility, and an average of $600.0 million aggregate principal amount of the MRD Senior Notes issued and outstanding.

•

Income tax expense for 2015 was $77.3 million compared to $14.7 million for 2014. The income tax expense is primarily the result of net income before income taxes for 2015, compared to net loss before income taxes for 2014, as discussed above. The effective tax rate was 49.1% for 2015 compared to negative 1.6% for 2014. The effective tax rate for 2015 differs from the federal statutory income tax rate primarily due to the non-deductibility of incentive unit compensation and state income tax. The effective tax rate for 2014 differs from the federal statutory income tax rate primarily due to the non-deductibility of incentive unit compensation and MRD’s predecessor being a pass-through entity prior to the initial public offering.

MEMP Segment

The MEMP Segment’s combined results of operations for the three and nine months ended September 30, 2015 and 2014 presented below have been derived from our consolidated and combined financial statements. The comparability of the results of operations among the periods presented is impacted by the following transactions:

•	the Eagle Ford acquisition in March 2014 for a net purchase price of $168.1 million; and
•	the Wyoming acquisition in July 2014 for a net purchase price of approximately $906.1 million.

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Oil & natural gas sales	$87,519	$164,935	$276,689	$423,782
Lease operating	45,416	41,878	130,782	99,526
Gathering, processing, and transportation	8,134	7,862	25,402	21,016
Exploration	2,141	42	2,263	252
Production and ad valorem taxes	6,896	11,053	19,609	24,482
Depreciation, depletion, and amortization	53,305	53,649	150,857	129,165
Impairment of proved oil and natural gas properties	361,836	67,181	613,183	67,181
General and administrative	13,910	12,069	42,798	34,181
(Gain) loss on commodity derivative instruments	(244,888)	(156,402)	(328,944)	28,710
Interest expense, net	(31,255)	(26,458)	(87,983)	(60,573)
Net income (loss)	(191,981)	101,307	(468,498)	(43,225)

Natural gas and oil revenue:
Oil sales	$40,516	$90,281	$137,584	$195,398
NGL sales	10,089	24,891	33,425	61,684
Natural gas sales	36,914	49,763	105,680	166,700
Total natural gas and oil revenue	$87,519	$164,935	$276,689	$423,782

Production Volumes:
Oil (MBbls)	967	996	3,002	2,090
NGLs (MBbls)	729	670	2,120	1,779
Natural gas (MMcf)	13,204	12,177	37,907	36,229
Total (MMcfe)	23,394	22,172	68,640	59,444
Average net production (MMcfe/d)	254.3	241.0	251.4	217.7

Average sales price:
Oil (per Bbl)	$41.90	$90.64	$45.83	$93.47
NGL(per Bbl)	13.84	37.15	15.77	34.68
Natural gas (per Mcf)	2.80	4.09	2.79	4.60
Total (Mcfe)	$3.74	$7.44	$4.03	$7.13

Average unit costs per Mcfe:
Lease operating expense	$1.94	$1.89	$1.91	$1.67
Gathering, processing, and transportation	0.35	0.35	0.37	0.35
Production and ad valorem taxes	0.29	0.50	0.29	0.41
General and administrative expenses	0.59	0.54	0.62	0.58
Depletion, depreciation, and amortization	2.28	2.42	2.20	2.17

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

A net loss of $192.0 million was recorded for the three months ended September 30, 2015, primarily due to significant losses related to impairments offset by gains on commodity derivative instruments, compared to a net income of $101.3 million recorded during the three months ended September 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $87.5 million, a decrease of $77.4 million compared with 2014. Production increased 1.2 Bcfe (approximately 6%), primarily from increased drilling activities. The average realized sales price decreased $3.70 per Mcfe primarily due to lower period-to-period commodity prices. The unfavorable price variance contributed to an approximate $86.5 million decrease in revenues that was partially offset by a favorable volume variance, which contributed to an approximate $9.1 million increase in revenues.

•

Lease operating expenses were $45.4 million and $41.9 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses were $1.94 for 2015 which was generally consistent with the $1.89 for 2014.

•

Gathering, processing and transportation expenses were $8.1 million and $7.9 million for 2015 and 2014, respectively. On a per Mcfe basis, gathering, processing, and transportation expenses were $0.35 for 2015 and 2014.

•

Production and ad valorem taxes for 2015 totaled $6.9 million, a decrease of $4.2 million compared with 2014 primarily due to lower realized commodity prices. On a per Mcfe basis, production and ad valorem taxes decreased to $0.29 for 2015 compared to $0.50 for 2014 due to lower realized commodity prices.

•

DD&A expense for 2015 was $53.3 million compared to $53.6 million for 2014, a $0.3 million decrease. Increased production volumes caused DD&A expense to increase by approximately $3.0 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $3.3 million.

•

MEMP recognized $361.8 million of impairments in 2015 related to certain properties in East Texas, South Texas, and the Permian. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices. During 2014, MEMP recorded impairments of $67.2 million primarily related to certain properties in South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on pricing terms specific to these properties and increased costs.

•

General and administrative expenses for 2015 were $13.9 million and included $3.0 million of unit-based compensation expense. General and administrative expenses for 2014 totaled $12.1 million and included approximately $2.4 million of unit-based compensation expense and approximately $0.9 million of acquisition-related costs. The $1.8 million period-to-period increase was primarily due to increased head count.

•

Net gains on commodity derivative instruments of $244.9 million were recognized during 2015, consisting of $64.5 million of cash settlement receipts and a $180.4 million increase in the fair value of open positions. Net gains on commodity derivative instruments of $156.4 million were recognized during 2014, consisting of $0.9 million of cash settlement receipts and a $155.5 million increase in the fair value of open positions.

•

Net interest expense totaled $31.3 million during 2015, including losses on interest rate swaps of approximately $3.5 million, amortization of deferred financing fees of approximately $1.3 million, and accretion of net discount associated with the senior notes of $0.6 million. Net interest expense totaled $26.5 million during 2014, including gains on interest rate swaps of $0.2 million, amortization of deferred financing fees of approximately $1.2 million, and accretion of net discounts associated with the senior notes of $0.6 million. The increase in net interest expense is primarily due to losses on interest rate swaps, an increase in outstanding borrowings under MEMP’s revolving credit facility and a higher aggregate principal amount of MEMP’s senior notes issued and outstanding for 2015 compared to 2014.

Average outstanding borrowings under MEMP’s revolving credit facility were $684.2 million during 2015 compared to $679.2 million during 2014. For 2015, MEMP had an average of $1.2 billion aggregate principal amount of its senior notes issued and outstanding. For 2014, MEMP had an average of $1.1 billion aggregate principal amount of its senior notes issued and outstanding.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

A net loss of $468.5 million was generated for the nine months ended September 30, 2015, primarily due to impairment charges partially offset by significant gains on commodity derivative instruments, compared to a net loss of $43.2 million generated for the nine months ended September 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $276.7 million, a decrease of $147.1 million compared with 2014. Production increased 9.2 Bcfe (approximately 15%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price decreased $3.10 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 26% of total volumes for 2015 compared to approximately 21% of total volumes for 2014. The unfavorable price variance contributed to an approximate $212.7 million decrease in revenues that was partially offset by a favorable volume variance, which contributed to an approximate $65.6 million increase in revenues.

•

Lease operating expenses were $130.8 million and $99.5 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses increased to $1.91 for 2015 from $1.67 for 2014. The increase was primary due to the acquisitions of oil properties with higher lifting costs.

•

Gathering, processing and transportation expenses were $25.4 million and $21.0 million for 2015 and 2014, respectively. The increase of $4.4 million is primarily due to an increase in natural gas and NGL volumes. On a per Mcfe basis, gathering, processing, and transportation increased from $0.35 for 2014 to $0.37 for 2015.

•

Production and ad valorem taxes for 2015 totaled $19.6 million, a decrease of $4.9 million compared with 2014 primarily due to a decrease in commodity prices. On a per Mcfe basis, production and ad valorem taxes decreased to $0.29 for 2015 from $0.41 for 2014 due to lower realized commodity prices in East Texas, South Texas and the Permian, partially offset by higher production tax rates on a per Mcfe basis for production from MEMP’s July 2014 Wyoming acquisition.

•

DD&A expense for 2015 was $150.9 million compared to $129.2 million for 2014, a $21.7 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and MEMP’s drilling program. Increased production volumes caused DD&A expense to increase by approximately $20.0 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $1.7 million.

•

Impairment expense for 2015 was $613.2 million which related to certain properties in East Texas, South Texas, the Permian, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to declining commodity prices.  MEMP recorded $67.2 million of impairments during the same period for 2014. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on pricing terms specific to these properties and increased costs.

•

General and administrative expenses for 2015 were $42.8 million and included $7.9 million of unit-based compensation expense and $1.6 million of transaction-related costs. General and administrative expenses for 2014 totaled $34.2 million and included approximately $5.4 million of unit-based compensation expense and approximately $3.9 million of transaction-related costs. The $8.6 million period-to period increase was primarily due to increased salaries and employee headcount.

•

Net gains on commodity derivative instruments of $328.9 million were recognized during 2015, consisting of $179.0 million of cash settlement receipts on expired positions and $27.1 million in cash settlements received on terminated derivatives. These gains also included a $122.8 million increase in the fair value of open positions. Net losses on commodity derivative instruments of $28.7 million were recognized during 2014, consisting of $15.0 million of cash settlement payments and $13.7 million decrease in the fair value of open positions.

•

Net interest expense totaled $88.0 million during 2015, including losses on interest rate swaps of approximately $6.6 million, amortization of deferred financing fees of approximately $4.4 million, and accretion of net discount associated with the senior notes of $1.8 million. Net interest expense totaled $60.6 million during 2014, including losses on interest rate swaps of $0.9 million and amortization of deferred financing fees of approximately $2.9 million and accretion of net discounts associated with senior notes of $1.3 million. The increase in net interest expense is primarily due to the increase in outstanding borrowings under MEMP’s revolving credit facility and a higher aggregate principal amount of MEMP’s senior notes issued and outstanding for 2015 compared to 2014.

Average outstanding borrowings under MEMP’s revolving credit facility were $607.1 million during 2015 compared to $421.9 million during 2014. For 2015, MEMP had an average of $1.2 billion aggregate principal amount of its senior notes issued and outstanding. For 2014, MEMP had an average of $839.2 million aggregate principal amount of its senior notes issued and outstanding.

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

MRD Segment

Historically, the primary sources of liquidity have been through borrowings under credit facilities, capital contributions from NGP and certain members of management, borrowings under a second lien term loan facility, issuance of senior notes, asset sales, including dropdowns to MEMP, and net cash provided by operating activities. The primary use of cash has been for the exploration, development and acquisition of natural gas and oil properties. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet future financial obligations, planned capital expenditure activities and liquidity requirements. Any future success in growing proved reserves and production will be highly dependent on the capital resources available. Our identified potential horizontal well locations in North Louisiana will take many years to develop.

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

We believe our cash flows provided by operating activities and availability under our revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and permit us to complete our remaining planned 2015 development drilling activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We can provide no assurance that operations and other needed capital will be available on acceptable terms, or at all.

As of September 30, 2015, we had $874.0 million of available borrowing capacity under our revolving credit facility and $6.8 million of cash and cash equivalents. As of September 30, 2015, we had a working capital balance of $44.3 million. We believe the available borrowings under our revolving credit facility provides sufficient liquidity to finance anticipated working capital and capital expenditure requirements. We borrowed $261.0 million in connection with the closing of the North Louisiana acquisition.

Capital Budget

For the nine months ended September 30, 2015, MRD Segment’s total capital expenditures, including unproved leasehold, were $460.5 million related primarily to the development of the Terryville Complex.

Debt Agreements—MRD Segment

Revolving Credit Facility

In June 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility with a borrowing base of $1.0 billion as of September 30, 2015. The revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. In September 2015, the borrowing base under our revolving credit facility was increased to $1.0 billion. If the Company consummates a potential acquisition (unrelated to the North Louisiana Acquisition) prior to December 31, 2015 and subject to certain conditions, then the fifth amendment would also increase the borrowing base and the aggregate elected commitment amounts to $1.05 billion effective immediately before consummation of such acquisition. In the future, we may be unable to access sufficient capital under the revolving credit facility as a result of (i) a decrease in our borrowing base due to a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of September 30, 2015.

See Note 8 under “Item 1. Financial Statements” for additional information regarding our revolving credit facility.

MRD Senior Notes

As of September 30, 2015, MRD had $600.0 million aggregate principal amount of 5.875% senior unsecured notes due 2022 (the “MRD Senior Notes”) outstanding. The MRD Senior Notes will mature on July 1, 2022 with interest accruing at a rate of 5.875% per annum and payable semi-annually in arrears on January 1 and July 1 of each year. The MRD Senior Notes are governed by an indenture dated as of July 10, 2014. The MRD Senior Notes are fully and unconditionally guaranteed, subject to customary release provisions, on a senior unsecured basis by certain of our existing subsidiaries. See Note 8 under “Item 1. Financial Statements” for additional information regarding the MRD Senior Notes.

Debt Agreements—MEMP Segment

Revolving Credit Facility

Memorial Production Operating LLC (“OLLC”), a wholly-owned subsidiary of MEMP, is party to a $2.0 billion revolving credit facility, with a borrowing base of $1.3 billion as of September 30, 2015 that matures in March 2018 and is guaranteed by MEMP and all of its current and future subsidiaries (other than certain immaterial subsidiaries). As of November 4, 2015, MEMP’s borrowing base was reduced to approximately $1.18 billion. See Note 8 under “Item 1. Financial Statements” for additional information regarding MEMP’s revolving credit facility.

Senior Notes

As of September 30, 2015, MEMP had $700.0 million aggregate principal of amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by an indenture dated as of April 17, 2013.

As of September 30, 2015, MEMP had approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by an indenture dated as of July 17, 2014.

See Note 8 under “Item 1. Financial Statements” for additional information regarding the 2021 Senior Notes and 2022 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2015, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of September 30, 2015.

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

MRD Segment

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities:	$251,832	$155,514

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$(7,267)	$—
Additions to oil and gas properties	(438,262)	(240,204)
Additions to other property and equipment	(3,768)	(9,120)
Equity investments in MEMP Segment	—	(570)
Deposits for property acquisitions	(21,286)	—
Distributions received from MEMP Segment related to partnership interests	226	6,068
Decrease (increase) in restricted cash	—	49,946
Proceeds from the sale of oil and gas properties to third parties	13,612	6,700
Other	—	(301)
Net cash provided by (used in) investing activities	$(456,745)	$(187,481)

Net cash provided by financing activities:
Advances on revolving credit facilities	$403,000	$1,139,800
Payments on revolving credit facilities	(460,000)	(1,314,900)
Proceeds from issuance of senior notes	—	600,000
Termination of second lien credit facility	—	(328,282)
Redemption of senior notes	—	(351,808)
Deferred financing costs	(1,446)	(18,875)
Purchase of additional interest in consolidated subsidiaries	—	(3,292)
Proceeds from public offering	242,880	408,500
Costs incurred in conjunctions with public offering	(3,979)	(28,198)
Contributions from MEMP Segment	78,396	43,767
Contribution related to sale of assets to NGP affiliates	—	1,165
Distribution to noncontrolling interest	—	(325)
Distribution to MEMP Segment	(1,912)	(2,817)
Distribution to MRD Holdco	—	(59,803)
Distribution to other NGP affiliates	—	(99,463)
Repurchases of shares	(51,197)	—
Other	—	213
Net cash provided by (used in) financing activities	$205,742	$(14,318)

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Operating Activities. Net cash flows provided by operating activities were $251.8 million during 2015 compared to $155.5 million during 2014. Production increased 37.2 Bcfe (approximately 75%) and average realized sales price decreased $2.82 per Mcfe as previously discussed under “Results of Operations—MRD Segment.” Cash paid for interest during 2015 was $17.7 million compared to $35.5 million during 2014 and cash settlements on commodity derivatives were $119.2 million higher in 2015. In 2014, $26.7 million was paid related to the WildHorse Resources incentive units and $30.2 million was paid for debt extinguishment costs.

Investing Activities. Total cash used in investing activities was $456.7 million during 2015 compared to $187.5 million for the same period in 2014. Cash used for additions to oil and gas properties was $438.3 million during 2015 compared to $240.2 million for the same period in 2014, which consisted primarily of drilling and completion activities in North Louisiana. Cash used for acquisition of oil and natural gas properties was $7.3 million during 2015 which was used to acquire oil and natural gas properties from a third party. Additions to other property and equipment were $3.8 million which consisted primarily of computer hardware, software, and other leased office space build out during 2015. The $9.1 million of additions to other property and equipment during 2014 was primarily related to new office space costs. MRD made an earnest money deposit of $21.3 million during 2015 related to its North Louisiana Acquisition. Distributions of $0.2 million and $6.0 million were received from MEMP related to partnership interests owned by the MRD Segment during 2015 and 2014, respectively. MRD LLC owned MEMP subordinated units during 2014.  These MEMP partnership interests were distributed to MRD Holdco in connection with Company’s initial public offering in June 2014.  On April 17, 2015, we sold certain oil and natural gas properties to a third party in Colorado and Wyoming for approximately $13.6 million. On May 9, 2014, Black Diamond sold certain producing and non-producing properties in the Mississippian oil play of Northern Oklahoma to a third party for cash consideration of approximately $6.7 million. There was a decrease in restricted cash of $49.9 million in 2014, which was primarily due to $50.0 million being released from the debt service reserve account associated with the PIK notes.

Financing Activities.  Net repayments under our revolving credit facility were $57.0 million during 2015.  Amounts borrowed under our revolving credit facility were primarily used for additions to oil and natural gas properties, to fund the earnest money deposit for the North Louisiana Acquisition, and general corporate purposes, including working capital.  Net repayments under revolving credit facilities were $175.1 million during 2014.  Amounts borrowed under our revolving credit facility were primarily incurred to repay the amounts outstanding under WildHorse Resources’ credit facilities in connection with the closing of our initial public offering. WildHorse Resources primarily utilized its revolving credit facility during 2014 to repurchase net profits interests from an affiliate of NGP.

Net proceeds of $586.8 million from the issuance of the MRD Senior Notes during 2014 were used to repay portions of our borrowings outstanding under our revolving credit facility.

On June 18, 2014, we completed our initial public offering pursuant to which we sold 21,500,000 shares of our common stock to the public at an offering price of $19.00 per share. After deducting underwriting discounts and commissions of $23.0 million and additional offering expenses of $5.2 million, the net proceeds from our initial public offering were approximately $380.3 million. We used approximately $360.0 million of our initial public offering proceeds to redeem the PIK notes on June 27, 2014, of which $351.8 million was classified as a financing activity and the remaining $8.2 million was classified as an operating activity representing interest expense.

On September 25, 2015, MRD issued 13,800,000 shares of common stock (including 1,800,000 shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock) to the public generating total net proceeds of approximately $238.4 million after deducting underwriting discounts and offering expenses. The net proceeds temporarily reduced borrowings outstanding under our revolving credit facility.

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

Distributions to NGP affiliates related to the sale of assets were $32.8 million during 2014. WildHorse Resources sold its subsidiary, WHR Management Company, LLC to an affiliate of the Funds for approximately $0.2 million and $33.0 million of cash was a component of the net book value transferred.

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

The MRD Segment received $78.4 million from the MEMP Segment in connection with the Property Swap. MRD made deemed distributions of $1.9 million and $2.8 million to MEMP related to the properties MEMP acquired in the Property Swap transaction during 2015 and 2014, respectively. The MRD Segment received $43.8 million from the MEMP Segment, of which $33.9 million was received in connection with MEMP’s acquisition of certain oil and gas properties in East Texas during 2014 and $9.9 million was a deemed contribution related to the properties MEMP acquired in the Property Swap.

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

Deferred financing costs of approximately $1.5 million and $18.9 million were incurred during 2015 and 2014, respectively.

MEMP Segment

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$185,572	$209,946

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$(6,095)	$(1,083,167)
Acquisition post-closing adjustment receipts	9,570	—
Additions to oil and gas properties	(196,055)	(217,634)
Additions to other property and equipment	—	(14)
Additions to restricted investments	(3,893)	(2,883)
Net cash provided by (used in) investing activities	$(196,473)	$(1,303,698)

Net cash provided by financing activities
Advances on revolving credit facilities	$345,000	$1,325,000
Payments on revolving credit facilities	(61,000)	(1,127,000)
Proceeds from the issuance of senior notes	—	492,425
Repurchase of senior notes	(2,914)	—
Deferred financing costs	(319)	(11,409)
Contribution from MRD Segment	1,912	2,817
Contribution from general partner	—	570
Proceeds from public equity offering	—	553,288
Costs incurred in conjunction with issuance of common units	—	(12,222)
Distributions to partners	(138,349)	(107,070)
Distributions to MRD Segment	(78,396)	(43,767)
Restricted units returned to plan	(1,288)	—
Repurchased units under unit repurchase program	(54,184)	—
Net cash provided by (used in) financing activities	$10,462	$1,072,632

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities decreased by $24.4 million and net income decreased by $425.3 million. Production increased 9.2 Bcfe (approximately 15%) while average realized sales price decreased $3.10 per Mcfe. Net cash provided by operating activities included a $194.0 million period-to-period increase in cash settlements received on expired commodity derivative instruments. The period-to-period increases in cash settlements received on expired commodity derivatives partially offset decreased revenues and increased operating costs as previously discussed under “—Results of Operations—MEMP Segment.”

Investing Activities. Net cash used in investing activities during 2015 was $196.5 million, of which $6.1 million was used to acquire oil and natural gas properties from a third party and $196.1 million was used for additions to oil and natural gas properties. Cash used in investing activities during 2014 was $1.3 billion, of which $1.1 billion was used to acquire oil and natural gas properties from third parties and $217.6 million was used for additions to oil and natural gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. Additions to restricted investments were $3.9 million during 2015 compared to $2.9 million during 2014. MEMP received a post-closing settlement receipt of $9.6 million related to its July 2014 Wyoming acquisition during 2015.

Financing Activities. Distributions to partners during 2015 were $138.3 million compared to $107.1 million during 2014, of which the MRD Segment received $0.2 million during 2015 compared to $6.1 million during 2014. The MEMP Segment distributed $78.4 million to the MRD Segment in connection with the Property Swap acquisition. MEMP received a contribution of $1.9 million and $2.8 million from the MRD Segment related to the properties MEMP acquired in the Property Swap transaction during 2015 and 2014, respectively. The MEMP Segment distributed $43.8 million to the MRD Segment, of which $33.9 million was related to the acquisition of certain oil and gas properties in East Texas during 2014 by MEMP and $9.9 million was a deemed contribution related to the properties MEMP acquired in the Property Swap.

MEMP issued a total of 24,840,000 common units generating gross proceeds of approximately $553.3 million offset by approximately $12.2 million of costs incurred in conjunction with the issuance of common units during 2014. The net proceeds from these issuances were primarily used to repay borrowings under MEMP’s revolving credit facility. Proceeds of $492.4 million from the issuances of the 2022 Senior Notes during 2014 were also used to repay borrowings outstanding under MEMP’s revolving credit facility.

MEMP had net borrowings of $284.0 million under its revolving credit facility during 2015 that were primarily used to fund the Property Swap acquisition, common unit repurchases and to fund MEMP’s drilling program. MEMP had net borrowings of $198.0 million under its revolving credit facility during 2014 that were used primarily to fund its March 2014 Eagle Ford acquisition, the July 2014 Wyoming acquisition and to fund MEMP’s drilling program.

MEMP repurchased $54.2 million in common units during 2015, which represents a repurchase and retirement of 3,641,721 common units under the MEMP Repurchase Program (including common unit repurchases of $1.4 million, representing 93,800 common units, accrued at December 31, 2014). MEMP repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Contractual Obligations

During the nine months ended September 30, 2015, there were no significant changes in our consolidated contractual obligations from those reported in our Recast Form 8-K filed with the SEC on July 8, 2015, except for the addition of the midstream service agreements with PennTex. For more information, see Note 13 of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Off–Balance Sheet Arrangements

As of September 30, 2015, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2015, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for interest rate swap arrangements that were outstanding at September 30, 2015.

At September 30, 2015, we had $126.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate of LIBOR plus 1.50%, or 1.69%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rates would be less than $0.1 million per year.

The fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	September 30, 2015
	Carrying	Estimated
Description	Amount	Fair Value
MRD Segment:
5.875% senior notes, fixed-rate, due May 1, 2022	$600,000	$547,500

MEMP Segment:
7.625% senior notes, fixed rate, due May 1, 2021	$691,676	$469,000
6.875% senior notes, fixed-rate, due August 1, 2022	$490,589	$303,164

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTOR.

In addition to the risk factor described below, security holders and potential investors in our securities should carefully consider the risk factors disclosed in our 2014 Form 10-K filed with the SEC on March 18, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 filed with the SEC on May 11, 2015.

The standardized measure of our estimated proved reserves and our PV-10 as of December 31, 2014 and the estimated proved and possible reserves attributable to certain of our properties in North Louisiana as of July 31, 2015 may be higher than the current market value of our estimated proved oil and natural gas reserves.

The present value of future net cash flows from our proved reserves as of December 31, 2014, or standardized measure, and our PV-10 may not be the current market value of our estimated natural gas and oil reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Our estimated proved reserves as of December 31, 2014 and related PV-10 and Standardized Measure were calculated under SEC rules using twelve-month trailing average benchmark prices of $94.99 per barrel of oil (WTI) and $4.35 per MMBtu (Henry Hub spot). Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. On September 30, 2015, the prompt month NYMEX-WTI futures price for crude oil was $45.71 per Bbl and the prompt month NYMEX-Henry Hub futures price of natural gas was $2.52 per MMBtu. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general. Using more recent prices in estimating our proved reserves, without giving effect to any acquisitions or development activities we have executed during 2015, would likely result in a reduction in proved reserve volumes due to economic limits, which would reduce the PV-10 and standardized measure of our proved reserves.

Similarly, the estimated proved and possible reserves attributable to the approximately 45,807 gross (45,121 net) acres we acquired in the North Louisiana Acquisition and the approximately 6,521 net acres we acquired in 2015 through our organic leasing efforts in and around the properties acquired in the North Louisiana Acquisition (collectively, the “Acquisition Acreage”) and associated net value of future net cash flows may not be the current market value of such estimated reserves. Additionally, the development of possible reserves will require additional capital expenditures compared to proved reserves, and possible reserves are less certain to be recovered than proved reserves. The estimated proved and possible reserves attributable to the Acquisition Acreage as of July 31, 2015 and related possible reserve PV-10 were calculated under SEC rules using twelve-month trailing average benchmark prices of $64.15 per barrel of oil (WTI) and $3.25 per MMBtu (Henry Hub spot).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent sales of unregistered securities.

None.

(b) Use of proceeds.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

During the quarterly period ended September 30, 2015, there were no repurchases of our common stock.

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

Memorial Resource Development Corp.
(Registrant)

Date: November 4, 2015	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1##	—

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

2.3##	—

Purchase and Sale Agreement, dated as of September 21, 2015, between Rockcliff-QLS Joint Venture LLC and MRD Operating LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on September 21, 2015).

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

Fifth Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto, dated as of September 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on September 21, 2015).

10.2*	—	Amendment No. 2 to Amended and Restated Gas Processing Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of August 5, 2015.

10.3*	—	Amendment No. 2 to Gas Gathering Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of August 5, 2015.

10.4*	—	Amendment No. 1 to Gas Transportation Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of August 5, 2015.

10.5	—

Amendment to Water Disposal Agreement, dated effective as of July 1, 2015, between Memorial Production Operating LLC and Classic Pipeline & Gathering, LLC (incorporated by reference to Exhibit 10.1 to Memorial Production Partners LP’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 4, 2015).

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