Form 10-K
period 2015-12-31
Memorial Resource Development Corp.
filed 2016-02-24
CIK 1599222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36490

MEMORIAL RESOURCE DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-4710769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1800, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 588-8300

Securities registered pursuant to Section 12(b) of the Act:

The Nasdaq Stock Market LLC
Common Stock, par value $0.01 per share	(NASDAQ Global Market)
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☑    No  ☐

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such equity was $1.6 billion.

As of January 31, 2016, the registrant had 205,308,614 outstanding shares of common stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2016, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

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

•	“BlueStone” refers to BlueStone Natural Resources Holdings, LLC, a subsidiary of MRD Holdco that sold substantially all of its assets in July 2013 for approximately $117.9 million;
•	“NGP” refers to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the Funds;
•	“MRD Royalty” refers to MRD Royalty LLC, a subsidiary of MRD Holdco that owns certain immaterial leasehold interests and overriding royalty interests in Texas and Montana;
•	“MRD Midstream” refers to MRD Midstream LLC, a subsidiary of MRD Holdco that owns an indirect interest in certain midstream assets in North Louisiana;
•	“Classic Pipeline” refers to Classic Pipeline & Gathering, LLC, a subsidiary of MRD Holdco that owns certain immaterial midstream assets in Texas; and
•

“the previous owners” for accounting and financial reporting purposes refers to the carved-out net profits interest created from working interests in certain oil and natural gas properties that WildHorse Resources originally acquired in 2010 from third parties and immediately sold to NGP Income Co-Investment Fund II, L.P. (“NGPCIF”), a NGP controlled entity, and subsequently reacquired from NGPCIF on February 28, 2014.

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

Because we control MEMP through our ownership of its general partner, its business and operations are consolidated with ours for financial reporting purposes, even though we do not own any of its common units. As a result, our financial statements and notes thereto included under “Item 8. Financial Statements and Supplementary Data” consolidate MEMP’s business and assets with ours; however, the MEMP Segment’s debt is nonrecourse to the Company (other than MEMP GP). Except where expressly noted to the contrary, the following discussion of our business, operations and assets and the use of the terms “we”, “our” and “us” excludes MEMP’s business, operations and assets.

The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” contain information on our segments and geographical areas and are contained herein.

As discussed under Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” the FASB issued an accounting standards update to improve consolidation guidance for certain types of legal entities in February 2015.  The guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. We believe we will continue to consolidate MEMP and become subject to the VIE primary beneficiary disclosure requirements. The deconsolidation of MEMP would have a material impact on our consolidated financial statements and related disclosures in the event there is a reconsideration event that triggers deconsolidation.

Overview

We are an independent natural gas and oil company focused on the acquisition, exploration and development of natural gas and oil properties with substantially all of our activity in the Terryville Complex of North Louisiana, where we are targeting over-pressured, liquids-rich natural gas opportunities in multiple zones in the Cotton Valley formation. We are focused on creating shareholder value primarily through the development of our sizeable horizontal inventory.

As of December 31, 2015, our total leasehold position was 198,024 gross (171,570 net) acres and we had estimated proved reserves of approximately 1,378 Bcfe. As of such date, we operated approximately 100% of our proved reserves, 71% of which were natural gas. For the year ended December 31, 2015, 68% of our revenues were attributable to natural gas production, 16% to NGLs and 16% to oil.

Our average net daily production for the year ended December 31, 2015 was approximately 344.5 MMcfe/d (approximately 78% natural gas, 16% NGLs and 6% oil) and our proved reserve life was approximately 11 years. The Terryville Complex represented approximately 100% of our total net production for the year ended December 31, 2015. As of December 31, 2015, we produced from 93 horizontal wells and 468 vertical wells. During 2015, we completed and brought online 33 horizontal wells in the Terryville Complex, bringing our total number of producing horizontal wells to 85 in our primary formations as of December 31, 2015.

2015 Developments

North Louisiana Acquisition

In October 2015, we closed a transaction to acquire producing and non-producing properties in North Louisiana, including approximately 45,807 gross (45,121 net) acres for approximately $284.3 million, subject to customary post-closing adjustments, from a third party (the “North Louisiana Acquisition”). The acquisition had an effective date of August 1, 2015.  We financed the North Louisiana Acquisition with the net proceeds from our September 2015 equity offering (discussed below) and borrowings under our revolving credit facility.

September 2015 Equity Offering

In September 2015, we issued 13,800,000 shares of our common stock in an underwritten public offering (which included 1,800,000 shares sold pursuant to the option to purchase additional shares of our common stock granted by us to, and exercised in full by, the underwriter). The aggregate net proceeds from our September 2015 equity offering were approximately $238.1 million after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the equity offering were used to temporarily pay down our revolving credit facility and subsequently re-borrowed to fund a portion of the purchase price of the North Louisiana Acquisition that closed on October 22, 2015.

North Louisiana Acreage Option

In June 2015, we entered into an oil and gas lease option agreement with a third party pursuant to which we have the right to obtain one or more oil and gas leases. The option covers 39,769 gross (39,619 net) acres in North Louisiana and is exercisable through February 2017.  The purchase price of this option was approximately $4.0 million.

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

In September 2015, we entered into a fifth amendment to our revolving credit facility to, among other things, increase (i) the borrowing base under our revolving credit facility from $725.0 million to $1.0 billion and (ii) the aggregate elected commitment amounts to $1.0 billion. We anticipate the next borrowing base redetermination will become effective in April 2016.

Property Swap

In February 2015, we and MEMP completed a transaction (the “Property Swap”) in which we exchanged certain of our oil and gas properties in East Texas and West Louisiana for MEMP’s North Louisiana oil and gas properties and approximately $78.4 million in cash. Terms of the transaction were approved by our Board and by its special committee, which was comprised entirely of independent directors. The transaction had an effective date of January 1, 2015.

MEMP November 2015 Beta Acquisition

In November 2015, MEMP purchased the noncontolling interest in San Pedro Bay Pipeline Company for approximately $6.0 million and completed an acquisition of the remaining interests in its oil and gas properties offshore Southern California (the “Beta Properties”) from a third party for approximately $94.6 million (the “2015 Beta Acquisition”).

MEMP first acquired its interests in the Beta properties in December 2012.  The 2015 Beta Acquisition consisted of the 48.25% remaining working interests in three Pacific Outer Continental Shelf blocks in the Beta Field that are located in federal waters approximately eleven miles offshore the Port of Long Beach, California and the 48.25% remaining interest in associated facilities including (i) two combined production and drilling platforms (ii) one production processing platform, (iii) a 17.5 mile long 16-inch diameter oil pipeline and (iv) an onshore pump station, tankage and metering facility.

MEMP Semi-Annual Borrowing Base Redetermination

In November 2015, in connection with the semi-annual borrowing base redetermination by lenders under MEMP’s revolving credit facility, the borrowing base under its revolving credit facility decreased from $1.30 billion to approximately $1.18 billion. The new borrowing base became effective on November 4, 2015. The borrowing base reduction was primarily the result of the deterioration of commodity prices in the oil and natural gas industry. We anticipate the next MEMP borrowing base redetermination will become effective in April 2016.

MEMP Conversion of Subordinated Units

In February 2015, the subordination period for the 5,360,912 MEMP subordinated units ended. All of the subordinated units, which were owned by MRD Holdco, converted to common units on a one-to-one basis at the end of the subordination period and were then sold by MRD Holdco during the second quarter of 2015.

MEMP Repurchase Program

In December 2014, the board of directors of MEMP GP authorized the repurchase of up to $150.0 million of MEMP’s common units (“MEMP Repurchase Program”).  During 2015, MEMP repurchased $52.8 million of common units, which represented a repurchase and retirement of 3,547,921 common units, under the MEMP Repurchase Program. The MEMP Repurchase Program expired in December 2015.

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

Cotton Valley—Terryville Complex

We are currently engaged in the horizontal redevelopment of the Terryville Complex utilizing horizontal drilling and completion techniques similar to those employed at the Nan-Su-Gail Field, Carthage Complex in East Texas and other major resource plays across the United States. We have assembled a largely contiguous acreage position in the Terryville Complex of approximately 184,371 gross (163,228 net) acres as of December 31, 2015.

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

As of December 31, 2015, we had 1,378 Bcfe of estimated proved reserves, substantially all of which are attributable to the Terryville Complex, and a drilling inventory consisting of 113 gross proved horizontal drilling locations to which we have attributed proved undeveloped reserves as of December 31, 2015. Since initiating our horizontal drilling program in 2011, we have drilled 85 gross horizontal wells in the four primary target zones in the Terryville Complex. Within the Terryville Complex, on a proved reserves basis, we operate approximately 100% of our existing acreage and hold an average working interest of approximately 89% across our acreage.

We expect our redevelopment program to continue to target four of the stacked over-pressured pay zones in the Cotton Valley formation—zones we term the Upper Red, Lower Red, Lower Deep Pink and Upper Deep Pink, all of which we are developing with horizontal wells through pad drilling. These four zones have an overall thickness ranging from 525 to 1,800 feet across our acreage position. Further, we believe there are additional opportunities for redevelopment in the zones above the four main zones.

Based on our reserve report, the Terryville Complex contains more than 15% of our total estimated proved reserves.  The following table summarizes production volumes for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Production Volumes:
Oil (MBbls)	1,331	716	386
NGLs (MBbls)	3,249	1,763	1,118
Natural gas (MMcfe)	98,269	52,512	24,380
Total (MMcfe)	125,749	67,384	33,407
Average net production (MMcfe/d)	344.5	184.6	91.5

Other North Louisiana

We own and operate approximately 13,653 gross (8,342 net) acres as of December 31, 2015 in our Other North Louisiana region.

Reserves

Our estimates of proved reserves were prepared by our internal reserve engineers and audited by Netherland, Sewell & Associates, Inc. (“NSAI”). As of December 31, 2015, we had 1,378 Bcfe of estimated proved reserves, substantially all of which are attributable to the Terryville Complex. As of this date, our proved reserves were 71% gas and 29% NGLs and oil. The following table provides summary information regarding our estimated proved reserves data and our average net daily production by area based on our reserve report as of December 31, 2015.

Region	Proved Total (Bcfe)	% Gas	% Developed	Average Net Daily Production (MMcfe/d)
Terryville Complex	1,378	71%	46%	344.5

Business Strategies

Our primary objective is to build shareholder value through growth in reserves, production and cash flows by developing and expanding our significant portfolio of drilling locations. To achieve our objective, we intend to execute the following business strategies:

Maintain a disciplined, growth oriented financial strategy. We intend to fund our growth primarily with cash flows from operations and borrowings under our revolving credit facility while maintaining ample liquidity and access to the capital markets. Furthermore, we plan to hedge a significant portion of our expected production to reduce our exposure to downside commodity price fluctuations and enable us to protect our cash flows and maintain our liquidity to fund our drilling program. Since approximately 37% of our acreage in the Terryville Complex was held by production as of December 31, 2015 and no significant drilling commitments are needed to hold our remaining acreage in the near term, we are able to allocate capital among projects in a manner that optimizes both costs and returns, resulting in a highly efficient drilling program.

Grow production, reserves and cash flow through the development of our extensive drilling inventory. We believe our extensive inventory of low-risk drilling locations, combined with our operating expertise, will enable us to continue to deliver production, reserve and cash flow growth and create shareholder value. We believe that the risk and uncertainty associated with our core acreage positions in the Terryville Complex has been largely reduced through our development activity, and because those positions are in areas with extensive drilling and production history. With 9 rigs running in the Terryville Complex as of December 31, 2015, we are one of the most active drillers in the Cotton Valley formation. We believe multiple vertically stacked producing horizons in the Terryville Complex can be developed using horizontal drilling techniques, thus enhancing the economics of this field.

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

Large, concentrated position in one of North America’s leading plays. As of December 31, 2015, we owned approximately 184,371 gross (163,228 net) acres in the Terryville Complex, which we believe to be one of North America’s most prolific liquids-rich natural gas fields, characterized by consistent and predictable geology and multiple stacked pay formations confirmed by extensive vertical well control. Approximately 37% of our acreage in the Terryville Complex was held by production at December 31, 2015.

De-risked acreage position with multi-year inventory of liquids-rich drilling opportunities. As of December 31, 2015, we had a drilling inventory consisting of approximately 113 horizontal gross proved undeveloped locations in the Terryville Complex. The majority of our drilling activity has been and will continue to be focused in the Terryville Complex, where we produce liquids-rich natural gas from the over-pressured Cotton Valley formation. We have used subsurface data from our vertical wells coupled with 3-D seismic data to identify and prioritize our inventory based on returns. This liquids-rich gas formation allows for NGL processing that, when coupled with the condensate produced, results in strong well economics. For the year ended December 31, 2015, 68% of our revenues were attributable to natural gas, 16% to NGLs and 16% to oil.

Significant operational control with low cost operations. On a proved reserves basis, we operate approximately 100% of our properties and have operational control of all of our drilling inventory in the Terryville Complex. We believe maintaining operational control will enable us to enhance returns by implementing more efficient and cost effective operating practices, through the selection of economic drilling locations, opportunistic timing of development, continuous improvement of drilling, completion and stimulation techniques and development on multi-well pads. As a result of the contiguous nature of our leasehold in the Terryville Complex, its geologic continuity and cross unit lateral pooling, we are able to drill consistently long laterals, averaging over 6,800 lateral feet in 2015, which helps us to reduce costs on a per-lateral foot basis and increase our returns. Operating in mature basins in North Louisiana allows us to take advantage of the available and extensive midstream infrastructure and accelerate our development plan without encountering significant constraints in either takeaway or processing capacity. Our operational control allows us to focus on operating efficiency, which has resulted in our lease operating costs declining 17% from $0.24 per Mcfe for the year ended December 31, 2014 to $0.20 per Mcfe for the year ended December 31, 2015.

Proven and incentivized executive and technical team. We believe our management and technical teams are one of our principal competitive strengths due to our team’s significant industry experience and long history of working together in the identification, execution and integration of acquisitions, cost efficient management of profitable, large scale drilling programs and a focus on rates of return. Additionally, our technical team has substantial expertise in advanced drilling and completion technologies and decades of expertise in operating in the North Louisiana and East Texas regions. The members of our management team collectively have an average of 21 years of experience in the oil and natural gas industry. Jay C. Graham, our Chief Executive Officer, has 23 years of oil and natural gas industry experience as a petroleum engineer, a strong commercial background and extensive experience acquiring and managing oil and natural gas properties. Our management team has a significant economic interest in us directly and through their equity interests in our controlling stockholder, MRD Holdco. We believe our management team is motivated to deliver high returns, create shareholder value and maintain safe and reliable operations.

Financial strength and flexibility. We intend to continue to fund our organic growth with cash flows from operations and borrowings under our revolving credit facility while maintaining ample liquidity for opportunistic acquisitions. We will continue to maintain a disciplined approach to spending whereby we allocate capital in order to optimize returns and create shareholder value. We seek to protect these future cash flows and liquidity levels by maintaining a multi-year rolling hedge program. As of December 31, 2015, our total liquidity, consisting of cash on hand and available borrowing capacity under our revolving credit facility, was approximately $578.6 million.

Our Equity Owners

Our principal stockholder is MRD Holdco, which is controlled by the Funds, which are three of the private equity funds managed by NGP. MRD Holdco owns approximately 36% of our common stock. Pursuant to a voting agreement, MRD Holdco also has the right to direct the vote of an additional approximately 15% of our common stock owned by Jay Graham, our Chief Executive Officer, and certain other former management members of WildHorse Resources. The Funds also collectively indirectly own 50% of MEMP’s incentive distribution rights.

Founded in 1988, Natural Gas Partners (“NGP”) is a family of private equity investment funds, with approximately $16.5 billion of cumulative equity commitments, organized to make investments in the natural resources sector. NGP is part of the investment platform of NGP Energy Capital Management, a premier investment franchise in the Natural Resources industry.

Relationship with Memorial Production Partners LP

Through our ownership of its general partner, we control MEMP, a publicly traded limited partnership, and own 50% of MEMP’s incentive distribution rights.

MEMP is engaged in the acquisition, exploitation, development and production of oil and natural gas properties in the United States, with assets consisting primarily of producing oil and natural gas properties that are located in Texas, Louisiana, Colorado, Wyoming, and offshore Southern California. Most of MEMP’s properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2015:

•	MEMP’s total estimated proved reserves were approximately 1,268 Bcfe, of which approximately 43% were oil and 63% were classified as proved developed reserves;
•

MEMP produced from 3,357 gross (1,960 net) producing wells across its properties, with an average working interest of 58%, and MEMP or the Company is the operator of record of the properties containing 95% of MEMP’s total estimated proved reserves; and

•	MEMP’s average net production for the three months ended December 31, 2015 was 257.3 MMcfe/d, implying a reserve-to-reserve production ratio of approximately 14 years.

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

We anticipate receiving less than $0.1 million from our partnership interests in MEMP in 2016 assuming no changes to MEMP’s outstanding common units or its last declared quarterly cash distribution of $0.10 per unit.

We provide management, administrative, and operations personnel to MEMP under an omnibus agreement. Pursuant to that omnibus agreement, MEMP is required to reimburse us for all expenses incurred by us (or payments made on MEMP’s behalf) in conjunction with our provision of general and administrative services to MEMP, including its public company expenses and an allocated portion of the salary and benefits of the executive officers of MEMP GP and our other employees who perform services for MEMP or on MEMP’s behalf.

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

Evaluation and Review of Estimated Reserves. We engaged NSAI to audit our reserves estimates for all of our proved reserves (by volume) at December 31, 2015. MEMP engaged Ryder Scott Company, L.P. (“Ryder Scott”) to audit MEMP’s reserves estimates for all of MEMP’s proved reserves (by volume) at December 31, 2015. The technical persons responsible for auditing our proved reserve estimates and MEMP’s proved reserve estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Internal Engineers. John D. Williams is the technical person at the Company primarily responsible for overseeing the preparation of the reserves estimates and liasoning with and providing oversight of our third-party reserve engineers which audited the reserve report for our properties. Mr. Williams has been practicing petroleum engineering at the Company since March 2012. Mr. Williams is a Registered Professional Engineer in the State of Texas with over 18 years of experience in the estimation and evaluation of reserves. From April 2005 to March 2012, he held various positions at Southwestern Energy Company, most recently as Reservoir Engineering Manager. From August 1998 to April 2005, he served in various capacities at Ryder Scott, which culminated in his serving as Vice President. Mr. Williams is a graduate of the University of Texas at Austin with a B.S. in petroleum engineering and with an M.S. in petroleum engineering.

Christa Yin is the technical person at the Company primarily responsible for overseeing the preparation of the reserves estimates and liasoning with and providing oversight of MEMP’s third-party reserve engineers, which audited the internally prepared reserve report for MEMP’s properties. Ms. Yin has been practicing petroleum engineering at the Company since March 2015 and has over 18 years of experience in the estimation and evaluation of reserves. From March 2014 to March 2015, she was employed by Tundra Oil and Gas, where she was responsible for analysis of acquisitions, generating development plans, and managing the reserves.  From August 2011 to March 2014, she worked for HighMount Exploration & Production LLC as Manager of Acquisitions and Divestitures.  From February 2005 to August 2011, Ms. Yin was employed by Tecpetrol, where she was responsible for generating development plans and managing and evaluating the reserves for the Gulf Coast region.  From November 2003 to February 2005, Ms. Yin was employed by Marathon Oil Company where she was responsible for evaluating reserves and field development of various fields in Oklahoma.  From June 1997 to November 2003, she held various positions which included the evaluation and estimation of reserves at Coastal Oil & Gas, which subsequently merged with El Paso Production Company in 2001.  Ms. Yin is a graduate of Texas A&M University with a B.S. in petroleum engineering.

Netherland, Sewell & Associates, Inc. NSAI is an independent oil and natural gas consulting firm. No director, officer, or key employee of NSAI has any financial ownership in us, the Funds, or any of their respective affiliates. NSAI’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. NSAI has not performed other work for us, the Funds, or any of their respective affiliates that would affect its objectivity. The audit of estimates of our proved reserves presented in the NSAI reserve report was overseen by Mr. Philip S. (Scott) Frost and Mr. William J. Knights.

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

William Knights has been practicing consulting petroleum geology at NSAI since 1991. Mr. Knights is a Licensed Professional Geoscientist in the State of Texas (License No. 1532) and has over 30 years of practical experience in petroleum geosciences, with over 30 years of experience in the estimation and evaluation of reserves. He graduated from Texas Christian University in 1981 with a B.S. in geology and in 1984 with an M.S. in geology.

Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Ryder Scott Company, L.P. Ryder Scott is an independent oil and natural gas consulting firm. No director, officer, or key employee of Ryder Scott has any financial ownership in us, the Funds, or any of their respective affiliates. Ryder Scott’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. Ryder Scott has not performed other work for us, MEMP, the Funds, or any of their respective affiliates that would affect its objectivity. The audit of estimates of MEMP’s proved reserves presented in the Ryder Scott reserve report were overseen by Timothy Wayne Smith.

Mr. Smith has been practicing consulting petroleum engineering at Ryder Scott since 2008. Before joining Ryder Scott, Mr. Smith served in a number of engineering positions with Wintershall Energy and Cities Service Oil Company. Mr. Smith is a Licensed Professional Engineer in the State of Texas with over 24 years of practical experience in the estimation and evaluation of petroleum reserves.  He graduated from West Virginia University with a B.S. in petroleum engineering and from University of Phoenix with an MBA.

Mr. Smith meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves and MEMP’s proved reserves as of December 31, 2015 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

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

Estimated Proved Reserves

The table below identifies our proved reserves as of December 31, 2015 per our reserve report:

	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MMcfe)
Proved Developed	6,101	443,983	24,583	628,081
Proved Undeveloped	7,053	529,831	29,577	749,613
Total Proved Reserves	13,154	973,814	54,160	1,377,694

Proved Undeveloped Reserves

As of December 31, 2015, we had 750 Bcfe of proved undeveloped reserves, comprised of 7 MMBbls of oil, 530 Bcf of natural gas and 30 MMBbls of NGLs. None of our PUDs as of December 31, 2015 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Changes in PUDs that occurred during 2015 were due to:

•	Reclassifications of 231 Bcfe into proved developed reserves for implementation of drilling projects;
•	Upward revisions of 286 Bcfe, primarily as a result of performance in the Terryville Complex.
•	Downward revisions of 221 Bcfe primarily as a result of uneconomic vertical PUDs due to declines in commodity prices.

Approximately 25% (231 Bcfe) of our PUDs recorded as of December 31, 2014 were developed during the twelve months ended December 31, 2015. Total costs incurred to develop these PUDs were approximately $329.3 million, of which $74.0 million was incurred in fiscal year 2014 and $255.3 million was incurred in fiscal year 2015. We incurred $184.6 million of capital expenditures during 2015 associated with PUDs to be completed in 2016. As of December 31, 2015 per our reserve report, future development costs relating to the development of PUDs for the years 2016, 2017, 2018, and 2019 are estimated at approximately $265.3 million, $185.8 million, $240.0 million, and $62.6 million, respectively, to capture the balance of drilling the PUD reserves within a five-year timeframe. The future development costs over the next five years are related to development of PUD reserves in the Terryville Complex. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in the upcoming years. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations and borrowings under our revolving credit facility.

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

The following table provides a reconciliation of PV-10 of our proved reserves to the Standardized Measure of discounted future net cash flows at December 31, 2015, 2014 and 2013:

	For the Year Ending December 31,
	2015	2014	2013
	(In thousands)
PV-10	$932,553	$2,805,789	$1,358,861
Less: present value of future income taxes discounted at 10%	112,693	995,634	—
Standardized measure	$819,860	$1,810,155	$1,358,861

Prior to our initial public offering, we were not subject to federal income tax; hence no income taxes were applied to reserve values in 2013.

Reserves Sensitivity

Historically, commodity prices have been extremely volatile and we expect this volatility to continue for the foreseeable future. For example, for the five years ended December 31, 2015, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $34.73 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.76 per MMBtu. For the year ended December 31, 2015, the West Texas Intermediate posted price ranged from a high of $61.43 per Bbl on June 10, 2015 to a low of $34.73 per Bbl on December 18, 2015 and the Henry Hub spot market price ranged from a high of $3.233 per MMBtu on January 15, 2015 to a low of $1.755 per MMBtu on December 17, 2015. NGL prices have also suffered significant recent declines. From January 1, 2016 through January 31, 2016, the West Texas Intermediate posted price dropped to a low $26.55 per Bbl on January 20, 2016 and the Henry Hub spot market price dropped to a low of $2.091 per MMBtu on January 19, 2016. The continuation of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

While it is difficult to quantify the impact of the continuation of low commodity prices on our estimated proved reserves with any degree of certainty because of the various components and assumptions used in the process of estimating reserves, the following sensitivity table is provided to illustrate the estimated impact of pricing changes on our estimated proved reserve volumes and standardized measure. In addition to different price assumptions, the sensitivity cases below include assumed capital and operating expense changes we expect to realize under each scenario. Reductions in proved reserve volumes is attributable to reaching the economic limit sooner. The proved undeveloped reduction in volumes is a result of well locations no longer meeting our investment criteria as well as reaching the economic limit sooner. These sensitivity cases are only to demonstrate the impact that a lower price and cost environment may have on reserves volumes and standardized measure. There is no assurance that these prices or cost savings will actually be achieved.

	Actual (1)	Case A (2)	Case B (2)
Crude oil price ($/Bbl)	$46.79	$40.00	$35.00
Natural gas price ($/MMBtu)	$2.587	$2.25	$2.00
NGL price ($/Bbl)	$46.79	$40.00	$35.00

Capital expenditure reduction	n/a	10%	15%
Operating expenditure reduction	n/a	10%	15%

Proved developed reserves (MMcfe)	628,081	619,704	607,899
Proved undeveloped reserves (MMcfe)	749,613	729,234	721,256
Total proved reserves (MMcfe)	1,377,694	1,348,938	1,329,155

Proved reserve PV-10 value (in thousands)	$932,553	$703,855	$511,123
Less: present value of future income taxes discounted at 10% (in thousands)	112,693	54,776	—
Standardized measure (in thousands)	$819,860	$649,079	$511,123

(1)	SEC pricing before adjustment for market differentials.
(2)	Prices represent potential SEC pricing based on different pricing assumptions before adjustments for market differentials.

Production, Revenue and Price History

The following tables set forth information regarding our production, revenues and realized prices and production costs for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, substantially all of our production is attributable to the Terryville Complex. For the years ending December 31, 2014 and 2013, we have presented production, revenue and price history for the Rockies region, which was divested of during 2015.

For the Year Ended December 31, 2015
Terryville Complex
Production Volumes:
Oil (MBbls)	1,331
NGLs (MBbls)	3,249
Natural Gas (MMcf)	98,269
Total (MMcfe)	125,749
Average net production (MMcfe/d)	344.5
Average sales price:
Oil (per Bbl)	$45.78
NGL (per Bbl)	18.69
Natural Gas (Mcf)	2.57
Total (Mcfe)	$2.97
Average unit costs per Mcfe:
Lease operating expense	$0.20

	For the Year Ended December 31, 2014
	North Louisiana	Rockies	Total
Production Volumes:
Oil (MBbls)	811	97	908
NGLs (MBbls)	1,833	30	1,863
Natural Gas (MMcf)	55,404	1,170	56,574
Total (MMcfe)	71,266	1,934	73,200
Average net production (MMcfe/d)	195.2	5.3	200.5
Average sales price:
Oil (per Bbl)	$90.39	$88.27	$90.17
NGL (per Bbl)	42.27	32.81	42.12
Natural Gas (Mcf)	4.42	3.49	4.40
Total (Mcfe)	$5.74	$7.06	$5.59
Average unit costs per Mcfe:
Lease operating expense	$0.23	$0.74	$0.24

	For the Year Ended December 31, 2013
	North Louisiana	Rockies	Total
Production Volumes:
Oil (MBbls)	606	25	631
NGLs (MBbls)	1,245	37	1,282
Natural Gas (MMcf)	28,284	445	28,729
Total (MMcfe)	39,395	817	40,212
Average net production (MMcfe/d)	107.9	2.2	110.2
Average sales price:
Oil (per Bbl)	$101.26	$95.78	$101.05
NGL (per Bbl)	38.66	40.80	38.72
Natural Gas (Mcf)	3.71	2.91	3.69
Total (Mcfe)	$5.44	$6.39	$5.46
Average unit costs per Mcfe:
Lease operating expense	$0.40	$1.91	$0.43

Productive Wells

The following table sets forth information regarding productive wells at December 31, 2015.

	Gross	Net	Operated
North Louisiana	561	352	414

Acreage

The following table sets forth information regarding the developed and undeveloped acreage in which we own an interest as of December 31, 2015.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net	Net HBP	Avg WI
Terryville Complex	76,279	60,394	108,092	102,834	184,371	163,228	37%	89%
Other North Louisiana	12,965	7,822	688	520	13,653	8,342	94%	61%
Total	89,244	68,216	108,780	103,354	198,024	171,570	40%	87%

In June 2015, we entered into an oil and gas lease option agreement with a third party pursuant to which we have the right to obtain one or more oil and gas leases. The option covers 39,769 gross (39,619 net) acres in North Louisiana and is exercisable through February 2017.  The purchase price of this option was approximately $4.0 million.  The table above includes 866 gross (866 net) acres associated with this option that was exercised in December 2015.

Undeveloped Acreage Expirations

The following table sets forth the gross and net undeveloped acreage in our core operating areas as of December 31, 2015 that will expire over the next three years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates. Of the acreage set to expire in the Terryville Complex, approximately 55%, 81% and 81% of the acreage can be retained through lease extensions in 2016, 2017 and 2018, respectively. There are no proved reserves attributable to our expiring acreage.

	2016		2017		2018
	Gross	Net	Gross	Net	Gross	Net
Terryville Complex	6,889	6,480	10,226	9,715	78,485	74,561
Other North Louisiana	—	—	489	489	305	305
Total	6,889	6,480	10,715	10,204	78,790	74,866

Drilling Activity

The following table summarizes our drilling activity for the years ended December 31, 2015, 2014 and 2013. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells. At December 31, 2015, 37 gross (33.6 net) wells were in various stages of drilling or completion.

	For the Year Ending December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	31.0	28.5	18.0	15.3	21.0	12.5
Dry	—	—	—	—	—	—
Total development wells	31.0	28.5	18.0	15.3	21.0	12.5
Exploratory wells:
Productive	2.0	1.8	16.0	14.4	9.0	8.0
Dry	—	—	—	—	—	—
Total exploratory wells	2.0	1.8	16.0	14.4	9.0	8.0
Total wells drilled	33.0	30.3	34.0	29.7	30.0	20.5

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

MEMP

The following table summarizes information about MEMP’s proved oil and natural gas reserves by geographic region and its average net production as of December 31, 2015.

	Estimated Total Reserves
	Total (Bcfe)	% Gas	% Oil & NGLs	% Developed	Standardized Measure (in millions)(1)	Average Net Daily Production (MMcfe/d)
East Texas/Louisiana	536	71%	29%	61%	$260	156.0
Rockies	490	4%	96%	61%	174	43.8
South Texas	88	66%	34%	88%	63	28.3
Permian Basin	18	1%	99%	92%	25	9.7
California	136	0%	100%	57%	68	19.5
Total	1,268	36%	64%	63%	$590	257.3

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

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to MEMP’s properties as of December 31, 2015, based on MEMP’s audited reserve report.

	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MMcfe)
Estimated Proved Reserves
Total Proved Developed	50,817	311,147	30,315	797,936
Total Proved Undeveloped	40,128	150,379	13,080	469,635
Total Proved Reserves	90,945	461,526	43,395	1,267,571

Development of Proved Undeveloped Reserves

As of December 31, 2015, MEMP had 470 Bcfe of proved undeveloped reserves comprised of 40.1 MMBbls of oil, 150.4 Bcfe of natural gas and 13.1 MMBbls of NGLs. None of MEMP’s PUDs as of December 31, 2015 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs.  PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Changes in PUDs that occurred during 2015 were due to:

•	Downward performance and price revisions of 196 Bcfe;
•	Reclassifications of 97 Bcfe into proved developed reserves for implementation of drilling projects;
•	Acquisitions of 47 Bcfe;
•	Reserve additions of 22 Bcfe; and
•	Divestitures of 20 Bcfe.

Approximately 14% (97 Bcfe) of MEMP’s PUDs recorded as of December 31, 2014 were developed during twelve months ended December 31, 2015. Total costs incurred to develop these PUDs were approximately $151.8 million, of which $26.8 million was incurred in fiscal year 2014 and $125.0 million was incurred in 2015. In total, MEMP incurred total capital expenditures of approximately $152.0 million during fiscal year 2015 developing PUDs, which includes $27.0 million associated with PUDs to be completed in 2016. As of December 31, 2015 per MEMP’s reserve report, future development costs relating to the development of PUDs for the years 2016, 2017, 2018, and 2019 are estimated at approximately $79.8 million, $198.9 million, $194.0 million, and $195.3 million, respectively, to capture the balance of drilling the PUD reserves within a five-year timeframe. As MEMP continues to develop its properties and has more well production and completion data, MEMP believes it will continue to realize cost savings and experience lower relative drilling and completion costs as MEMP converts PUDs into proved developed reserves in the upcoming years. Based on MEMP’s current expectations of MEMP’s cash flows, MEMP believes that it can fund the drilling of its current PUD inventory and its expansions in the next five years from MEMP’s cash flow from operations and borrowings under MEMP’s revolving credit facility. For a more detailed discussion of MEMP’s liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenue and Price History

The following tables summarize MEMP’s average net production, average sales prices by product and average production costs and for the years ended December 31, 2015, 2014 and 2013, respectively:

	For the Year Ended December 31,
	2015	2014	2013
Production Volumes:
Oil (MBbls)	4,087	3,135	1,797
NGLs (MBbls)	2,820	2,498	1,806
Natural Gas (MMcf)	50,875	48,721	41,287
Total (MMcfe)	92,315	82,520	62,907
Average net production (MMcfe/d)	252.9	226.0	172.3
Average sales price:
Oil (per Bbl)	$43.48	$84.97	$96.98
NGL (per Bbl)	15.28	32.55	31.31
Natural Gas (Mcf)	2.65	4.39	3.37
Total (Mcfe)	3.85	$6.81	$5.88
Average unit costs per Mcfe:
Lease operating expense	$1.82	$1.74	$1.50

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which MEMP owns an interest, and net wells are the sum of MEMP’s fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which MEMP owned a working interest as of December 31, 2015.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated (1)	474	451	1,624	1,312
Non-operated	291	28	968	169
Total	765	479	2,592	1,481

(1)	Includes wells operated by the Company on MEMP’s behalf.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2015, substantially all of MEMP’s leasehold acreage was held by production. The following table sets forth information as of December 31, 2015 relating to MEMP’s leasehold acreage.

	Developed Acreage
	Gross	Net
East Texas/ Louisiana	229,146	135,949
Rockies	140,406	72,272
South Texas	110,038	95,513
Permian Basin	23,683	22,067
Total	503,273	325,801

Undeveloped Acreage

The following table sets forth information as of December 31, 2015 relating to MEMP’s undeveloped leasehold acreage.

	Undeveloped Acreage
	Gross	Net
East Texas/Louisiana	31,584	17,638
Rockies	86,263	50,616
South Texas	6,443	6,443
Permian Basin	6,776	5,268
Total	131,066	79,965

Drilling Activities

MEMP’s drilling activities primarily consist of development wells. The following table sets forth information with respect to wells drilled and completed by MEMP or its previous owners during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2015, 6.0 gross (6.0 net) wells were in various stages of completion.

	For the Year Ending December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	43.0	20.0	106.0	60.8	46.0	33.4
Dry	—	—	7.0	1.9	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	1.0	1.0	—	—	—	—
Total wells:
Productive	43.0	20.0	106.0	60.8	46.0	33.4
Dry	1.0	1.0	7.0	1.9	—	—
Total	44.0	21.0	113.0	62.7	46.0	33.4

For purposes of the table above, MEMP’s previous owners refers collectively to (a) certain oil and natural gas properties acquired from WHT Energy Partners (“WHT”) in March 2013; (b) certain oil and natural gas properties acquired through equity and asset transactions on October 1, 2013 from both MRD LLC and certain affiliates of NGP that were a part of the Cinco Group acquisition; and (c) certain oil and natural gas properties acquired through the Property Swap.

Delivery Commitments

MEMP has no commitments to deliver a fixed and determinable quantity of its oil or natural gas production to customers in the near future under its existing contracts, except for one contract that requires them to deliver 35,000 MMbtu/d through March 2016.

MEMP has also entered into a gas gathering agreement associated with a certain portion of its East Texas production with a third party midstream service provider that has volumetric requirements.  Information regarding MEMP’s delivery commitments under this contract is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and Note 16 under “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Marketing and Major Customers

We market the majority of production from properties we and MEMP operate for both our account and the account of the other working interest owners in our operated properties. We sell substantially all of our production to a variety of purchasers under short-term contracts (less than 12 months). Some production is committed to service and/or sales agreements for longer terms where market access mandates. In all circumstances, the sale of commodities is at prevailing market prices. We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. During the year ended December 31, 2015, Energy Transfer Equity, L.P. and subsidiaries and Plains Marketing, L.P. accounted for 56% and 11% of our revenues, respectively, while Sinclair Oil & Gas Company, Royal Dutch Shell plc and affiliates, and Phillips 66 accounted for 18%, 14% and 12% of MEMP’s revenues, respectively. If we were to lose any one of our customers, the loss could temporarily delay production and sale of a portion of our oil and natural gas in the related producing region. If we were to lose any single customer, we believe we could identify a substitute customer to purchase the impacted production volumes.

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

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties and MEMP’s properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 12.5% to 30%, resulting in a net revenue interest to us generally ranging from 87.5% to 70%.

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

Hydraulic Fracturing

We and MEMP use hydraulic fracturing as a means to maximize the productivity of almost every well that we drill and complete. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Nearly all of our proved non-producing and proved undeveloped reserves associated with future drilling, recompletion, and refracture stimulation projects, or approximately 57% of our total estimated proved reserves as of December 31, 2015 and approximately 38% of MEMP’s total estimated proved reserves as of December 31, 2015, require hydraulic fracturing.

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

Regulation of Environmental and Occupational Health and Safety Matters

Our and MEMP’s operations are subject to numerous stringent federal, state and local statutes and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations, that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may, among other things, require the acquisition of a permit before drilling commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines; govern the sourcing and disposal of water used in the drilling, completion and production process; restrict the way we handle or dispose of our wastes or of naturally occurring radioactive materials generated by our operations; limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, frontier, seismically active areas, and other protected areas; require some form of remedial action to prevent or mitigate pollution from current or former operations such as plugging abandoned wells or closing earthen pits; result in the suspension or revocation of necessary permits, licenses and authorizations; require that additional pollution controls be installed; and impose substantial liabilities for pollution resulting from operations or failure to comply with regulatory filings. In addition, these laws and regulations may restrict the rate of production. Liability under such laws and regulations is strict (i.e., no showing of “fault” is required) and can be joint and several. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. Changes in environmental laws and regulations occur frequently, and to the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business and prospects, as well as the oil and natural gas industry in general, could be materially adversely affected.

Hazardous Substance and Waste Handling

Our and MEMP’s operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict and, in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as CERCLA or the Superfund law, and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons deemed “responsible parties.” These persons include current owners or operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release or disposal of hazardous substances, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file common law-based claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Also, comparable state statutes may not contain a similar exemption for petroleum. In addition, we may have liability for releases of hazardous substances at our properties by prior owners or operators or other third parties.

The Oil Pollution Act of 1990 (the “OPA”) is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility. The OPA establishes a liability limit for onshore facilities, but these liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a clean-up. We are also subject to analogous state statutes that impose liabilities with respect to oil spills.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”), as amended and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. These wastes, instead, are regulated under RCRA's less stringent solid waste provisions, state laws or other federal laws. It is also possible, that these wastes, which could include wastes currently generated during our operations, could be designated as “hazardous wastes” in the future and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes.” Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

Hydraulic Fracturing

We and MEMP use hydraulic fracturing extensively in our operations. Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the SDWA involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Also, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. The EPA plans to develop a Notice of Proposed Rulemaking by December 2016, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures. Also, on April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to publicly owned treatment works (“POTW”). The EPA asserts that wastewater from such facilities can be generated in large quantities and can contain constituents that may disrupt POTW operations and/or be discharged, untreated, from the POTW to receiving waters. If adopted, the new pre-treatment rule would require unconventional oil and gas facilities to pre-treat wastewater before transferring it to a POTW. The public comment period ended on July 17, 2015, and the EPA is expected to publish a final rule by August 2016. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater.  The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities

Further, on August 16, 2012, the EPA published final rules that subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the new source performance standards (“NSPS”) and the National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The rules include NSPS for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules could require a number of modifications to our operations including the installation of new equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed.  In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. For example, in September 2013 and December 2014, the EPA amended its rules to extend compliance deadlines and to clarify the NSPS. In addition, September 18, 2015, the EPA published a suite of proposed rules to reduce methane and VOC emissions from oil and gas industry, including new “downstream” requirements covering equipment in the natural gas transmission segment of the industry that was not regulated by the 2012 rules.  The public comment period closed on December 4, 2015. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, on March 26, 2015, the Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. The rule took effect on June 24, 2015, although it is the subject of several pending lawsuits filed by industry groups and at least four states, alleging that federal law does not give the BLM authority to regulate hydraulic fracturing. On September 30, 2015, the United States District Court for Wyoming issued a preliminary injunction preventing the BLM from implementing the rule nationwide. This order has been appealed to the Tenth Circuit Court of Appeals.  Also, on January 22, 2016, the BLM announced a proposed rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The proposed rule would require operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule would also clarify when operators owe the government royalties for flared gas.

Several states have also adopted, or are considering adopting, regulations requiring the disclosure of the chemicals used in hydraulic fracturing and/or otherwise impose additional requirements for hydraulic fracturing activities. For example, in October 2011, the Louisiana Department of Natural Resources adopted new rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, Texas requires oil and natural gas operators to disclose to the Railroad Commission of Texas (“Commission”) and the public the chemicals used in the hydraulic fracturing process, as well as the total volume of water used. Also, in May 2013, the Commission issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down, and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The “well integrity rule” took effect in January 2014. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal wells. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, the EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. In June 2015, the EPA released its draft assessment report for peer review and public comment, finding that, while there are certain mechanisms by which hydraulic fracturing activities could potentially impact drinking water resources, there is no evidence available showing that those mechanisms have led to widespread, systemic impacts. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have induced seismic activity and adversely impacted drinking water supplies, use of surface water, and the environment generally. Several states and municipalities have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. For example, the U.S. Congress has from time to time considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing, and any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

Air Emissions

The federal Clean Air Act (“CAA”), as amended, and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and the imposition of other requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, on August 16, 2012, the EPA published final regulations under the CAA that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail above under the caption “Hydraulic Fracturing.”

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

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, in May 2010, the EPA adopted regulations under existing provisions of the federal CAA that, among other things, established Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. The so-called Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision.  In its preliminary guidance, the EPA indicated that it would promulgate a rule to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court.  In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.

In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In October 2015, the EPA amended the GHG reporting rule to add the reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

In addition, the EPA has continued to adopt GHG regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, the Obama Administration has announced in its Climate Action Plan that it intends to adopt additional regulations to reduce emissions of GHGs in the coming years, possibly including further restrictions on emissions of methane from oil and natural gas facilities.

In December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.

Restrictions on GHG emissions that may be imposed could adversely affect the oil and natural gas industry. Any GHG regulation could increase our costs of compliance by potentially delaying the receipt of permits and other regulatory approvals; requiring us to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase emission credits; and utilize electric driven compression at facilities to obtain regulatory permits and approvals in a timely manner. While we are subject to certain federal GHG monitoring and reporting requirements, our operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to this litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.

Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

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

Endangered Species Act

The federal Endangered Species Act (“ESA”) and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. For instance, the American burying beetle and the lesser prairie chicken both have habitat in some areas where we operate. The U.S. Fish and Wildlife Service (“FWS”) identified the lesser prairie chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, as candidate for listing in 1998 and has listed it as “threatened” in March 2014. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies, pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. The threatened species status of the lesser prairie chicken is currently subject to at least three lawsuits. On September 1, 2015, the U.S. District Court for the Western District of Texas overturned the listing of the lesser prairie chicken, holding that the FWS’s decision had been arbitrary and capricious and not consistent with its own policies. The FWS has requested that the Court amend its judgment to allow the agency to substantiate or reconsider its action. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and, consequently, adversely affect our results of operations and financial position.

Summary

In summary, we believe we and MEMP are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2015, 2014 and 2013.

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

Onshore and Offshore Insurance Program. We and MEMP maintain insurance coverage against potential losses that we believe is customary in the industry. As of December 31, 2015, we maintain commercial general liability insurance, automobile liability insurance and umbrella/excess liability insurance. Our commercial general liability insurance has limits of $1.0 million per occurrence/$2.0 million in the aggregate and a $250,000 self-insured retention. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of third party property damage and bodily injury and for sudden and accidental pollution liability. Our automobile liability insurance has limits of $1.0 million per occurrence. Our umbrella/excess liability limits for each occurrence is a minimum of $25.0 million. There is no deductible on our umbrella/excess liability insurance. Our umbrella/excess liability insurance is in addition to our general and automobile liability policy and may be triggered if the general or automobile liability insurance policy limits are exceeded and exhausted. In addition, we maintain an energy package policy that includes control of well coverage (“COW”) with per occurrence limits for COW ranging from $10.0 million to $100.0 million and retentions ranging from $100,000 to $500,000, with an additional annual aggregate retention of $1.0 million. Specific to offshore operations, the energy package policy also includes loss of production income coverage insuring us against a loss up to $48.6 million due to a temporary interruption in the oil supply from our offshore facilities as a result of an insured physical loss to our offshore facilities. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells. We maintain two separate Pollution Legal Liability (“PLL”) policies, one for all U.S. onshore operations, excluding California and one for California only. Our PLL non-California insurance policy has limits of $10.0 million per pollution event with a $1.0 million deductible. Our PLL California-only insurance policy has limits of $10.0 million with a $50,000 deductible per event.

As of December 31, 2015, we have insurance policies in effect that are intended to provide coverage for pollution losses including those related to our hydraulic fracturing operations. These policies may not cover fines, penalties or costs and expenses related to government-mandated clean-up of pollution. In addition, these policies do not provide coverage for all liabilities, and we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

We enter into master services agreements, or MSAs, with various service providers. These MSAs allocate potential liabilities and risks between the parties. Under certain MSAs, we indemnify certain service providers, including hydraulic fracturing service providers, for pollution and contamination of any kind, damages to or losses from wells or underground formations and damages to property, including pipelines, storage or production facilities. Under certain other MSAs, the service providers indemnify us for pollution or contamination that originates above the surface and is caused by the service provider’s equipment or services, unless such pollution or contamination is caused by our gross negligence or willful misconduct, and we indemnify the service providers for all other pollution or contamination that may occur during operations (including that which may result from seepage or any other uncontrolled flow of oil, natural gas or other fluids from the well), unless such pollution or contamination is caused by the service provider’s gross negligence or willful misconduct. Generally, we also agree to indemnify the service providers against claims arising from our employees’ bodily injury or death to the extent that our employees are injured by or during service operations, unless resulting from the service provider’s gross negligence or willful misconduct. Similarly, the service providers generally agree to indemnify us for liabilities arising from bodily injury to or death of any of their employees, unless resulting from our gross negligence or willful misconduct. In addition, the service providers generally agree to indemnify us for loss or destruction of property or equipment that they own, unless resulting from our gross negligence or willful misconduct. In turn, we generally agree to indemnify the service providers for loss or destruction of property or equipment we own, unless resulting from the service provider’s gross negligence or willful misconduct.

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

Employees

As of December 31, 2015, we had 484 employees. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to the Exchange Act are made available free of charge on our website at www.memorialrd.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). These documents are also available on the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website also includes our Code of Business Conduct and Ethics and the charter of our audit committee. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2015, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $34.73 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.149 per MMBtu to a low of $1.755 per MMBtu. Recently, oil and natural gas prices have declined significantly. Through December 31, 2015, the West Texas Intermediate posted price had declined from a high of $61.43 per Bbl on June 10, 2015 to $37.04 per Bbl on December 31, 2015. In addition, the Henry Hub spot market price had declined from a high of $3.23 per MMBtu on January 14, 2015 to $2.34 per MMBtu on December 31, 2015. From January 1, 2016 through January 31, 2016, the West Texas Intermediate posted price dropped to a low of $26.55 per Bbl on January 20, 2016 and the Henry Hub spot market price dropped to a low of $2.091 per MMBtu on January 19, 2016. Any further substantial decline in commodity prices will likely have a material adverse effect on our business, results of operations and financial condition, as well as on our level of expenditures for the development of our reserves.

NGLs comprised 24% of our estimated proved reserves and accounted for 16% of our production on a volume equivalent basis for the year ended December 31, 2015. NGL prices have also decreased recently, principally due to significant excess supply. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. A further or extended decline in NGL prices could materially and adversely affect our future business, financial condition and results of operations.

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

While the current borrowing base under our revolving credit facility is $1 billion, our borrowing base is subject to re-determination on a semi-annual basis. Our borrowing base is based in substantial part on the value of our oil and natural gas reserves which are, in turn, impacted by prevailing oil and natural gas prices. Accordingly, declining oil and natural gas prices may have an impact on the amount we can borrow under our revolving credit facility, which could affect our cash flows and ability to execute on our business plans. The next semi-annual redetermination is scheduled for April 2016, and we may have a decrease in our borrowing base if oil and natural gas prices continue to decline. If our borrowing base declines significantly, we would have to either raise additional capital or adjust our drilling plan.

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

Our acreage must be drilled before lease expiration, generally within three to five years of the initial lease date, in order to hold the acreage by production. In a highly competitive market for acreage, failure to drill sufficient wells to hold acreage may result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. As of December 31, 2015, we had 6,889 gross (6,480 net) acres scheduled to expire in 2016, 10,715 gross (10,204 net) acres scheduled to expire in 2017, and 78,790 gross (74,866 net) acres scheduled to expire in 2018. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Moreover, many of our leases require lessor consent to pool, which may make it more difficult to hold our leases by production. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. We cannot assure you that we will have the liquidity to deploy rigs when needed, or that commodity prices will warrant operating such a drilling program. Any such losses of leases could materially and adversely affect the growth of our asset base, cash flows and results of operations.

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

Our project areas are in various stages of development, ranging from project areas with current drilling or production activity to project areas that consist of recently acquired leasehold acreage or that have limited drilling or production history. At December 31, 2015, 37 gross (33.6 net) wells were in various stages of drilling and completion. If the wells in the process of being completed do not produce sufficient revenues to return a profit or if we drill dry holes in the future, our business may be materially affected.

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

Approximately 54% of our total proved reserves at December 31, 2015 were proved undeveloped reserves; those reserves may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in our reserve report assumes that substantial capital expenditures are required to develop such undeveloped reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled, that the results of such development will be as estimated, or that future commodity prices will justify that development. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as proved undeveloped reserves.

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

Our industry is cyclical, and historically there have been periodic shortages of rigs, equipment, supplies and crew. Sustained declines in oil and natural gas prices may reduce the number of service providers for such rigs, equipment, supplies and crews, contributing to or resulting in shortages. Alternatively, during periods of higher oil and natural gas prices, the demand for rigs, equipment, supplies and crews and can lead to shortages of, and increasing costs for, development equipment, supplies, services and personnel. Shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the development of new wells or a significant increase in development costs could reduce our revenues and impact our development plan, which would thus affect our financial condition and results of operations.

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

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets or other unforeseen events could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of a derivative contract and, accordingly, prevent us from realizing the benefit of such a derivative contract. For more information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors and other counterparties. Some of our vendors and other counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors and other counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuances of equity. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors’ and other counterparties’ liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors and/or counterparties could adversely affect our business, financial condition, results of operations and cash flows.

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

SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and will likely continue to limit our ability to book additional PUDs as we pursue our drilling program, especially in a time of depressed commodity prices. Moreover, we may be required to write down our PUDs if we do not drill those wells within the required five-year timeframe.

The standardized measure of our estimated proved reserves and our PV-10 as of December 31, 2015 may be higher than the current market value of our estimated proved oil and natural gas reserves.

The present value of future net cash flows from our proved reserves as of December 31, 2015, or standardized measure, and our PV-10 may not be the current market value of our estimated natural gas and oil reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Our estimated proved reserves as of December 31, 2015 and related PV-10 and Standardized Measure were calculated under SEC rules using twelve-month trailing average benchmark prices of $46.79 per barrel of oil (WTI) and $2.59 per MMBtu (Henry Hub spot). Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. On February 1, 2016, the prompt month NYMEX-WTI futures price for crude oil was $31.62 per Bbl and the prompt month NYMEX-Henry Hub futures price of natural gas was $2.152 per MMBtu. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general. Using more recent prices in estimating our proved reserves, without giving effect to any acquisitions or development activities we have executed during 2016, would likely result in a reduction in proved reserve volumes due to economic limits, which would reduce the PV-10 and standardized measure of our proved reserves. See “Item 1. Business—Reserve Sensitivity”.

Our producing properties are concentrated in North Louisiana, making us vulnerable to risks associated with operating in one major geographic area.

Our producing properties are geographically concentrated in North Louisiana. At December 31, 2015, all of our total estimated proved reserves and for the year ended December 31, 2015, all of our net average daily production was attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, natural gas and NGLs, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates further, worldwide demand for petroleum products could diminish, which could impact the price at which oil, natural gas and NGLs from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations and financial condition.

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

We are required to pay fees to our midstream service providers based on minimum volumes regardless of actual volume throughput.

We have contracts with midstream service providers for gathering, processing and transportation services with minimum volume delivery commitments. We are obligated to pay fees on minimum volumes to midstream service providers regardless of actual volume throughput, which fees could be significant and have a material adverse effect on our results of operations. For more information, see Note 13 and 16 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Contractual Obligations”.

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

Our oil and natural gas development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas, and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the EPA, and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve taking difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases,” or GHGs, could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

In December 2009, the EPA published its findings that emissions of greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act (“CAA”) that establish Prevention of Significant Deterioration, or PSD, and Title V permit reviews for GHG emissions from certain large stationary sources. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision.  In its preliminary guidance, the EPA indicated that it would promulgate a rule to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court.  In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.

The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources on an annual basis in the United States, including, among others, certain oil and natural gas production facilities, which includes certain of our operations. In addition, the EPA has continued to adopt GHG regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, the Obama administration has announced in its Climate Action Plan that it intends to adopt additional regulations to reduce emissions of GHGs in the coming years, possibly including further restrictions on emissions of methane from oil and gas operations.

In December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.

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

The federal ESA and analogous state laws restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. For instance, the American burying beetle and the lesser prairie chicken both have habitat in some areas where we operate. The FWS identified the lesser prairie chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, as candidate for listing in 1998 and has listed it as “threatened” in March 2014. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies, pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. The threatened species status of the lesser prairie chicken is currently subject to at least three lawsuit. On September 1, 2015, the U.S. District Court for the Western District of Texas overturned the listing of the lesser prairie chicken, holding that the FWS’s decision had been arbitrary and capricious and not consistent with its own policies. The FWS has requested that the Court amend its judgment to allow the agency to substantiate or reconsider its action. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and, consequently, adversely affect our results of operations and financial position.

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

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission, or CFTC, the SEC, and federal regulators of financial institutions, or the Prudential Regulators, adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain market participants and may result in certain market participants needing to curtail or cease their derivatives activities.

Although some of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC, the SEC and the Prudential Regulators have issued a large number of rules to implement the Dodd-Frank Act, including a rule which we refer to as the “Clearing Rule,” requiring clearing of hedges, or swaps, that are subject to it (currently, only certain interest rate and credit default swaps, which we do not presently have), a rule establishing an “end user” exception to the Clearing Rule, referred to herein as the “End User Exception,” a rule, which we refer to as the “Margin Rule,” setting forth collateral requirements in connection with swaps that are not cleared and also an exception to the Margin Rule for end users that are not financial end users, which exception we refer to as the “Non-Financial End User Exception,” and a rule, subsequently vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further proceedings, imposing position limits. The CFTC has proposed a new version of this rule, which we refer to as the “Re-Proposed Position Limit Rule,” with respect to which the comment period has closed but a final rule has not been issued.

We qualify as a for End User Exception will utilize it if the Clearing Rule is expanded to cover swaps in which we participate, we qualify for the Non-Financial End User Exception and will not be required to post margin under the Margin Rule and the quantities under the swaps in which we participate are well within applicable limits under the Re-Proposed Position Limit Rule, so we do not expect to be directly affected by such rules. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End User Exception will be required to post margin in connection with their hedging activities with other swap dealers, major swap participants, financial end users and other persons that do not qualify for the Non-Financial End User Exception. In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations, which we refer to collectively as “Foreign Regulations” which may apply to our transactions with counterparties subject to such Foreign Regulations. The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that the Re-Proposed Position Limit Rule is ultimately effected, such proposed rules could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Foreign Regulations could have similar effects. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations and Foreign Regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

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

While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the Safe Drinking Water Act, or the SDWA, involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Although the EPA is not the permitting authority for the SDWA’s Underground Injection Control Class II programs in Louisiana, Texas, Wyoming, New Mexico, or Colorado, where we or MEMP maintain operational acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. Also, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. The EPA plans to develop a Notice of Proposed Rulemaking by December 2016, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures.

Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” On April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to publicly owned treatment works (“POTW”). The EPA asserts that wastewater from such facilities can be generated in large quantities and can contain constituents that may disrupt POTW operations and/or be discharged, untreated, from the POTW to receiving waters. If adopted, the new pre-treatment rule would require unconventional oil and gas facilities to pre-treat wastewater before transferring it to a POTW. The public comment period ended on July 17, 2015, and the EPA is expected to publish a final rule by August 2016. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater.  The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

In August 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. The rules include NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of these requests for reconsideration. For example, in September 2013 and December 2014, the EPA amended its rules to extend compliance deadlines and to clarify the NSPS. In addition, on September 18, 2015, the EPA published a suite of proposed rules to reduce methane and VOC emissions from oil and gas industry, including new “downstream” requirements covering equipment in the natural gas transmission segment of the industry that was not regulated by the 2012 rules. The public comment period closed on December 4, 2015. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, on March 26, 2015, the federal Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water.  This rule took effect on June 24, 2015, although it is the subject of several pending lawsuits filed by industry groups and at least four states, alleging that federal law does not give the BLM authority to regulate hydraulic fracturing.  On September 30, 2015, the United States District Court for Wyoming issued a preliminary injunction preventing the BLM from implementing the rule nationwide. This order has been appealed to the Tenth Circuit Court of Appeals.  Also, on January 22, 2016, the BLM announced a proposed rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The proposed rule would require operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule would also clarify when operators owe the government royalties for flared gas.

Certain states, which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, in October 2011, the Louisiana Department of Natural Resources adopted new rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, Texas requires oil and natural gas operators to disclose to the Texas Railroad Commission of Texas and the public the chemicals used in the hydraulic fracturing process, as well as the total volume of water used. Furthermore, in May 2013, the Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal wells. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, our fracturing activities could become subject to additional permitting requirements and result in permitting delays as well as potential increases in costs. The U.S. Congress has from time to time considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, the EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. In June 2015, the EPA released its draft assessment report for peer review and public comment, finding that, while there are certain mechanisms by which hydraulic fracturing activities could potentially impact drinking water resources, there is no evidence available showing that those mechanisms have led to widespread, systemic impacts. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

We may incur significant delays, costs and liabilities as a result of federal, state and local environmental, health and safety requirements applicable to our exploration, development and production activities. These laws and regulations may, among other things: (i) require us to obtain a variety of permits or other authorizations governing air emissions, water discharges, waste disposal or other environmental impacts associated with drilling, producing and other operations; (ii) regulate the sourcing and disposal of water used in the drilling, fracturing and completion processes; (iii) limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, frontier, seismically active areas, and other protected areas; (iv) require remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; and/or (v) impose substantial liabilities for spills, pollution or failure to comply with regulatory filings. In addition, these laws and regulations may restrict the rate of oil or natural gas production. These laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders or injunctions limiting or requiring discontinuation of certain operations. Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. In addition, the risk of accidental and/or unpermitted spills or releases from our operations could expose us to significant liabilities, penalties and other sanctions under applicable laws. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, financial condition and results of operations could be materially adversely affected.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

We have a substantial amount of indebtedness. As of December 31, 2015, we had aggregate indebtedness of approximately $1.0 billion at the MRD Segment. The terms and conditions governing our indebtedness:

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

Furthermore, our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our existing debt instruments currently restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

NGP, through the Funds, beneficially owns all of the voting interests in MRD Holdco. MRD Holdco owns in the aggregate approximately 36% of the combined voting power of our common stock. MRD Holdco, Mr. Graham, our Chief Executive Officer, and certain other former management members of WildHorse Resources, who own in the aggregate approximately 15% of the combined voting power of our common stock, are party to a voting agreement, pursuant to which Mr. Graham, our Chief Executive Officer, and certain other former management members of WildHorse Resources agreed, among other things, to vote all of their shares as directed by MRD Holdco. As a result, MRD Holdco and, thus, NGP are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business in the near term. The interests of NGP with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Given this concentrated ownership, NGP would have to approve any potential acquisition of us. In addition, certain of our directors are currently employees of NGP. These directors’ duties as employees of NGP may conflict with their duties as our directors, and the resolution of these conflicts may not always be in our or your best interest.

Many of the directors and all of the officers who have responsibility for our management have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Some of our officers hold similar positions with MRD Holdco and MEMP GP, and many of our directors, who are responsible for managing the direction of our operations and acquisition activities, hold positions of responsibility with other entities (including NGP-affiliated entities) that are in the business of identifying and acquiring oil and natural gas properties. For example, the Funds and their affiliates (including NGP) are in the business of investing in oil and natural gas companies with independent management teams that also seek to acquire oil and natural gas properties, and MRD Holdco and MEMP are both in the business of acquiring and developing oil and natural gas properties. Mr. Hersh, one of our directors, is a managing partner of NGP; Mr. Gieselman, one of our directors, is a managing director of NGP; Mr. Weber, one of our directors, is a managing partner of NGP and serves as Chief Operating Officer for NGP; and Mr. Graham, our Chief Executive Officer and one of our directors, was a former Co-CEO of WildHorse Resources II, LLC, an affiliate, and continues to hold ownership interests in certain NGP affiliates. Our officers, most of whom hold MRD Holdco incentive units, will continue to devote significant time to the business of MEMP and MRD Holdco and face conflicts in allocating their time on our behalf and on behalf of MEMP GP and MRD Holdco. Our officers have also historically received a significant portion of their overall compensation in MEMP unit awards under the long term incentive plan of MEMP GP. We cannot assure you that any conflicts that may arise between us and our stockholders, on the one hand, and MRD Holdco, MEMP, or the Funds, on the other hand, will be resolved in our favor. The existing positions held by these directors and officers may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

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

We remain a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

MRD Holdco, Mr. Graham, our Chief Executive Officer, and certain other former management members of WildHorse Resources, as a group, control a majority of our voting common stock. As a result, we are a “controlled company” within the meaning of applicable corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

MRD Holdco and certain former management members of WildHorse Resources, including Mr. Graham, our Chief Executive Officer, are party to the Registration Rights Agreement, which required us to effect the registration of their shares. On July 8, 2015, we filed a registration statement with the SEC on Form S-3 registering all of the registrable shares. All shares covered by the registration statement would be freely transferable without restriction or further registration under the Securities Act, except for any such shares which are acquired by any of our “affiliates” as that term is defined in Rule 144 under the Securities Act, which will be subject to the resale limitations of Rule 144.

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

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. These requirements may place a strain on our systems and resources. Under Section 404 of the Sarbanes-Oxley Act, we are required to include a report of management on our internal control over financial reporting in our Annual Reports on Form 10-K. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to provide us with an unqualified report on our internal control over financial reporting in future years, investors may lose confidence in our financial reports and our stock price may decline.

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

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at December 31, 2015.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Global Market under the symbol “MRD” on June 13, 2014. Prior to that, there was no public market for our common stock. As of January 31, 2016, we had approximately 205,308,614 shares of common stock outstanding and 4 stockholders of record. The following table sets forth, for the periods indicated, the reported high and low sale prices for our common stock on the NASDAQ Global Market.

	Common Share Price Range
	High	Low
2015
4th Quarter	$20.14	$13.37
3rd Quarter	$20.55	$14.61
2nd Quarter	$20.98	$16.92
1st Quarter	$21.57	$15.87

2014
4th Quarter	$28.44	$15.30
3rd Quarter	$30.32	$22.50
2nd Quarter (beginning June 13, 2014)	$25.90	$21.07
1st Quarter	n/a	n/a

Dividend Policy

Since our initial public offering, we have not declared any dividends and we do not anticipate declaring or providing any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. The decision whether to pay dividends in the future will be made by our Board in light of conditions then existing, including factors such as our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements, and other contracts and other factors our Board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Long-Term Incentive Plan	—	—	17,367,573

(1)	The Memorial Resource Development Corp. 2014 Long-Term Incentive Plan was adopted in June 2014 in connection with the completion of our initial public offering.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, there was no repurchases of our common shares.

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

The performance graph shown below compares the total return to stockholders on MRD’s common stock as compared to the total returns on the Standard and Poor’s 500 Index (“S&P 500 Index”) and the Standard and Poor’s 500 Oil and Gas Exploration and Production Select Index (“S&P Oil and Gas E&P Select Index”) from June 12, 2014 through December 31, 2015.  The comparison was prepared based upon the following assumptions:

1.	$100 was invested on June 12, 2014 in each of the following: common stock of MRD, the S&P 500 Index and the S&P Oil and Gas E&P Select Index.
2.	Dividends are reinvested.

	June 12, 2014	December 31, 2014	December 31, 2015
MRD	$100.00	$94.89	$85.00
S&P 500 Index	$100.00	$107.83	$109.33
S&P Oil and Gas E&P Select Index	$100.00	$60.47	$38.67

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Basis of Presentation. The selected financial data as of, and for the years ended, December 31, 2015, 2014, 2013 and 2012 presented below have been derived from our consolidated financial statements and those of our predecessor and the previous owners on a combined basis for periods prior to our initial public offering. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. Due to our control of MEMP through our ownership of MEMP GP, we are required to consolidate MEMP for accounting and financial reporting purposes. MEMP is owned 99.9% by its limited partners and 0.1% by MEMP GP.

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

●	the acquisition by WildHorse Resources of assets in Louisiana in March 2013 for approximately $67.1 million;
●	the sale of assets by BlueStone in East Texas in July 2013 for approximately $117.9 million;
●	an acquisition by MEMP of certain oil and natural gas producing properties in the Eagle Ford in March 2014 for a net purchase price of $168.1 million;
●	the June 2014 distribution by MRD LLC of the following to MRD Holdco: (i) BlueStone, MRD Royalty LLC, MRD Midstream LLC, Golden Energy and Classic Pipeline; and (ii) the MEMP subordinated units;
●

the June 2014 contribution by certain former management members of WildHorse Resources to us of their outstanding incentive units in WildHorse Resources, as well as the remaining 0.1% of the membership interests in WildHorse Resources, and the issuance of 42,334,323 shares of our common stock and payment of cash consideration of $30.0 million to such former management members of WildHorse Resources and recognition of compensation expense of $831.1 million;

●	an acquisition by MEMP of certain oil and natural gas liquid properties in Wyoming in July 2014 for a purchase price of approximately $906.1 million; and
●	an acquisition by MEMP for the remaining interest in the Beta properties from a third party in November 2015 for approximately $94.6 million.

As a result of the factors listed above, the consolidated and combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

	For the Year Ended December 31,
	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Oil & natural gas sales	$729,464	$970,747	$610,992	$408,911
Other revenues	2,725	4,378	3,075	3,237
Total revenues	732,189	975,125	614,067	412,148

Costs and expenses:
Lease operating	193,102	161,303	111,798	101,795
Gathering, processing, and transportation	107,493	77,848	42,721	19,353
Gathering, processing, and transportation - affiliate	25,403	—	—	—
Exploration	11,286	16,603	2,356	9,800
Taxes other than income	40,724	45,751	27,146	23,624
Depreciation, depletion, and amortization	384,556	314,193	184,717	138,672
Impairment of proved oil and natural gas properties	616,784	432,116	6,600	28,871
Incentive unit compensation expense	35,142	943,949	43,279	9,510
General and administrative	102,959	87,673	82,079	59,677
Accretion of asset retirement obligations	7,542	6,306	5,581	5,009
(Gain) loss on commodity derivative instruments	(744,139)	(749,988)	(29,294)	(34,905)
(Gain) loss on sale of properties	(3,045)	3,057	(85,621)	(9,761)
Other, net	(665)	(12)	649	502
Total costs and expenses	777,142	1,338,799	392,011	352,147
Operating income (loss)	(44,953)	(363,674)	222,056	60,001
Other income (expense):
Interest expense, net	(154,128)	(133,833)	(69,250)	(33,238)
Loss on extinguishment of debt	—	(37,248)	—	—
Amortization of investment premium	—	—	—	(194)
Other, net	(979)	(337)	145	535
Total other income (expense)	(155,107)	(171,418)	(69,105)	(32,897)
Income (loss) before income taxes	(200,060)	(535,092)	152,951	27,104
Income tax benefit (expense)	(97,830)	(100,971)	(1,619)	(107)
Net income (loss)	(297,890)	(636,063)	151,332	26,997
Net income (loss) attributable to noncontrolling interest	(393,538)	126,788	49,830	(2,701)
Net income (loss) attributable to Memorial Resource Development Corp.	95,648	(762,851)	101,502	29,698
Net (income) loss allocated to members	—	(20,305)	(90,712)	7,620
Net (income) loss allocated to previous owners	—	(1,425)	(10,790)	(37,318)
Net (income) allocated to participating restricted stockholders	(734)	—	—	—
Net income (loss) available to common stockholders	$94,914	$(784,581)	$—	$—

Earnings per common share:
Basic	$0.49	$(4.08)	$—	$—
Diluted	$0.49	$(4.08)	$—	$—

Cash Flow Data:
Net cash flow provided by operating activities	$633,911	$476,271	$277,823	$240,404
Net cash used in investing activities	(1,260,289)	(1,816,979)	(367,443)	(606,738)
Net cash provided by financing activities	622,595	1,268,945	117,950	361,761

Balance Sheet Data:
Working capital	$450,950	$266,685	$44,909	$63,189
Total assets	5,082,849	4,559,826	2,796,817	2,459,304
Total debt	3,012,643	2,344,692	1,630,873	939,382
Total equity	1,467,921	1,702,964	858,132	1,276,709

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a Delaware corporation, formed by Memorial Resource Development LLC (“MRD LLC”) in January 2014, engaged in the acquisition, exploration, and development of natural gas and oil properties in North Louisiana. MRD LLC, our accounting predecessor, was a Delaware limited liability company formed on April 27, 2011 by Natural Gas Partners VIII, L.P. (“NGP VIII”), Natural Gas Partners IX, L.P. (“NGP IX”) and NGP IX Offshore Holdings, L.P. (“NGP IX Offshore”) (collectively, the “Funds”) to own, acquire, exploit and develop oil and natural gas properties. The Funds are private equity funds managed by Natural Gas Partners (“NGP”).

We completed our initial public offering on June 18, 2014. In connection with the closing of our initial public offering, MRD LLC contributed to us substantially all of its assets, comprised of the following, in exchange for shares of our common stock (which were distributed to MRD LLC’s sole member, MRD Holdco LLC (“MRD Holdco”)): (1) 100% of its ownership interests in Classic Hydrocarbons Holdings, L.P. (“Classic”), Classic Hydrocarbons GP Co., L.L.C. (“Classic GP”), Black Diamond Minerals, LLC (“Black Diamond”), Beta Operating Company, LLC (“Beta Operating”), MRD Operating LLC (“MRD Operating”) and Memorial Production Partners GP LLC (“MEMP GP”), which owns a 0.1% general partner interest and 50% of the incentive distribution rights in Memorial Production Partners LP (“MEMP”), and (2) its 99.9% membership interest in WildHorse Resources, LLC (“WildHorse Resources”). In addition, Jay Graham, our Chief Executive Officer, and certain other former management members of WildHorse Resources contributed to us the remaining 0.1% membership interest in WildHorse Resources, and also exchanged their incentive units in WildHorse Resources, for shares of our common stock and cash consideration. We are currently majority-owned by the group consisting of MRD Holdco, Mr. Graham, our Chief Executive Officer, and certain other former management members of WildHorse Resources.

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

We have two reportable business segments, both of which are engaged in the acquisition, exploration, development and production of oil and natural gas properties. Our reportable business segments are as follows:

●	MRD—reflects the combined operations of the Company and its consolidating subsidiaries except for MEMP and its subsidiaries.
●	MEMP—reflects the combined operations of MEMP and its subsidiaries.

Segment financial information has been retrospectively revised for the following common control transactions between MEMP and the Company for comparability purposes:

●

acquisition by MEMP of certain oil and gas properties in East Texas and West Louisiana from MRD in exchange for MEMP’s North Louisiana oil and gas properties and approximately $78.4 million in cash in February 2015;

●	acquisition by MEMP of all the outstanding membership interests in Tanos Energy, LLC (“Tanos”) for a purchase price of approximately $77.4 million in October 2013;
●	acquisition by MEMP of all the outstanding membership interests in Prospect Energy, LLC (“Prospect Energy”) from Black Diamond for a purchase price of approximately $16.3 million in October 2013;
●	acquisition by MEMP of certain of the oil and natural gas properties in Jackson County, Texas from MRD LLC for a purchase price of approximately $2.6 million in October 2013; and
●	acquisition by MEMP of all the outstanding membership interests in WHT Energy Partners LLC (“WHT”) for a purchase price of approximately $200.0 million in March 2013.

The MRD Segment is focused on the acquisition, exploration, and development of natural gas and oil properties primarily in the Cotton Valley formation in North Louisiana. These properties consist primarily of assets with extensive production histories, high drilling success rates, and significant horizontal redevelopment potential. The MRD Segment is focused on maintaining and growing its production and cash flow primarily through the development of its sizeable inventory. The MRD Segment, prior to our initial public offering, also included BlueStone, MRD Royalty, MRD Midstream, Golden Energy, Classic Pipeline, the MEMP subordinated units and cash held in a debt service reserve account that had been established when the PIK notes were issued in December 2013, all of which were retained by MRD Holdco after our initial public offering.

The MEMP Segment is engaged in the acquisition, exploitation, development and production of oil and natural gas properties, with assets consisting primarily of producing oil and natural gas properties that are located in Texas, Louisiana, Colorado, Wyoming, and offshore Southern California. Most of the MEMP Segment’s properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. The MEMP Segment is focused on generating stable cash flows to allow MEMP to make quarterly cash distributions to its unitholders and, over time, to increase those quarterly cash distributions as market conditions dictate.

Outlook

Our financial position and future prospects, including our revenues, operating results, profitability, liquidity, future growth and the value of our assets, depend primarily on prevailing commodity prices.  Starting in 2014, throughout 2015 and continuing into 2016, commodity prices dropped significantly, with the West Texas Intermediate posted price declining from $107 per Bbl in June 2014 to less than $30 per Bbl in January 2016 and the Henry Hub spot market price declining from $6 per MMBtu in February 2014 to less than $3 per MMBtu in January 2016.  NGL prices have also suffered significant declines. A combination of oversupply from production growth and weaker demand due to weak economic activity and increased efficiency has contributed to the falling prices.

As a result of the significant decline in commodity prices and general uncertainty regarding the timing and nature of the recovery of prices in the future, we expect 2016 to be challenging and our strategic focus will be on reducing our operating costs and seeking to preserve as much of our liquidity and financial flexibility as possible in this lower commodity price environment.

The U.S. Energy Information Administration, or EIA, forecasts that Brent crude oil prices will average $38 per Bbl in 2016 and $50 per Bbl in 2017. North Sea Brent crude oil spot prices averaged $31 per Bbl in January 2016, the lowest monthly average Brent price since December 2003, down $7 per Bbl from the December 2015 average. The combination of robust world crude oil supply growth and weak global demand has contributed to rising global inventories and falling crude oil prices. The EIA expects global oil inventories to continue to build in 2016, keeping downward pressure on oil prices. Like Brent crude oil prices, WTI prices have decreased considerably, with monthly average prices falling by more than 37% as of December 2015 after reaching their 2015 peak of $59.83 per Bbl in June. The EIA expects WTI crude oil prices to average $2 per Bbl lower than Brent in 2016 and $3 per Bbl lower in 2017.

The EIA expects that natural gas inventories will end the winter heating season in 2016 at 20% above the level at the same time last year. The EIA expects the Henry Hub natural gas spot price to average $2.64 per MMBtu in 2016 and $3.22 per MMBtu in 2017, compared with $2.63 per MMBtu in 2015. The EIA expects monthly average spot prices to remain less than $3 per MMBtu until 2017.

In January 2016, we established a full year 2016 capital expenditure budget that was approximately 30% lower than our 2015 capital expenditure budget.  We expect our 2016 development program and capital budget will be focused on the Terryville Complex, where we plan to allocate approximately 100% of our drilling and completion capital budget, primarily targeting our four primary zones within the Cotton Valley— the Upper Red, Lower Red, Lower Deep Pink and Upper Deep Pink.  We expect to spend 50% of our capital budget in the first quarter of 2016. We expect to fund our 2016 development from cash flows from operations and borrowings under our revolving credit facility.  However, there can be no assurance that our operations or other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures. We believe we have built significant flexibility into our 2016 capital budget, not only in the timing of completions, but also in our operated rig count.  We will have the option to increase or decrease our capital activity as commodity prices dictate, which will allow us to preserve liquidity while maintaining flexibility in our completions schedule.

Commodity hedging remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

For a discussion of the potential impact of commodity price changes on our estimated proved reserves, including quantification of such potential impact, please read “Item 1. Business – Our Oil and Natural Gas Data – Reserves Sensitivity.”

Commodity prices have historically been volatile, and we expect this volatility to continue for the foreseeable future. We will continue to monitor our liquidity, including opportunities for liquidity enhancement through possible joint-venture arrangements, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate available funding and other strategic alternatives in light of the current and expected commodity price environment and market conditions.

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

●

Gathering, processing and transportation. These are costs incurred to deliver production of our natural gas, NGLs and oil to the market. Cost levels of these expenses can vary based on the volume of natural gas, NGLs and oil produced as well as the cost of commodity processing.

●

Taxes other than income. These consist of severance, ad valorem taxes, and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. Both we and MEMP take full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural properties.

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

●

General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expense associated with certain long-term incentive-based plans, audit and other professional fees, and legal compliance expenses.

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

●

Income tax expense. We are a corporation subject to federal and certain state income taxes. MEMP, which is consolidated with us for financial reporting purposes, is organized as a pass-through entity for federal and most state income tax purposes, with the exception of the state of Texas. As a result, MEMP’s partners are responsible for federal and state income taxes on their share of taxable income. Certain of MEMP’s consolidated subsidiaries are taxed as corporations for federal and state income tax purposes. Prior to our initial public offering, MRD LLC was organized as a pass-through entity for federal income tax purposes and was not subject to federal income taxes; however, certain of its consolidating subsidiaries were taxed as corporations and subject to federal and state income taxes.

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

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, the expense is reported in exploration expenses.

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

Vesting of incentive units was generally dependent upon an explicit service period, a fundamental change as defined in the respective governing document, and achievement of payout. All incentive units not vested were forfeited if an employee was no longer employed. All incentive units would be forfeited if a holder resigned whether the incentive units were vested or not. If the payouts had not yet occurred, then all incentive units, whether or not vested, would be forfeited automatically (unless extended).

In connection with the closing of our initial public offering, Mr. Graham, our Chief Executive Officer, and certain other former management members of WildHorse Resources contributed to us their incentive units in WildHorse Resources, as well as the remaining 0.1% of the membership interests in WildHorse Resources in exchange for approximately 42.3 million shares of our common stock and cash consideration of $30.0 million. See Note 12 of the Notes to Consolidated and Combined Financial Statements under “Item 8. Financial and Supplementary Data,” contained herein for additional information.

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

Derivative and Other Financial Instruments

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

Embedded derivatives that are required to be bifurcated and accounted for separately are treated in the same manner as freestanding derivatives. Embedded derivatives are recorded at fair value, with the difference between the basis of the hybrid financial instrument and the fair value of the embedded derivative recorded as the carrying value of the host contract. See Note 5 of the Notes to Consolidated and Combined Financial Statements under “Item 8. Financial and Supplementary Data,” contained herein for further information on certain commodity contracts that required bifurcation.

Income Tax

We are a corporation subject to federal and certain state income taxes. Prior to our initial public offering, MRD LLC was organized as a pass-through entity for federal income tax purposes and was not subject to federal income taxes; however, certain of its consolidating subsidiaries were taxed as corporations and subject to federal income taxes.

We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the tax basis in assets and liabilities and their reported amounts in the financial statements and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized. We recognize interest and penalties accrued to unrecognized tax benefits in other income (expense) in our consolidated statement of operations.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through effective settlement with a taxing authority.

Results of Operations

MRD Segment

The MRD Segment’s results of operations for the years ended December 31, 2015, 2014, and 2013 presented below have been derived from our predecessor’s and our consolidated and combined financial statements. The comparability of the results of operations among the periods presented is impacted by the following significant transactions:

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

Segment financial information has been retrospectively revised for material common control transactions between MEMP and MRD for comparability purposes, which includes the following transactions:

●	acquisition by MEMP of certain assets from the MRD Segment in East Texas in exchange for approximately $78.4 million in cash and certain properties in North Louisiana in February 2015;
●	acquisition by MEMP of all the outstanding membership interests in Tanos for a purchase price of approximately $77.4 million in October 2013;
●	acquisition by MEMP of all the outstanding membership interests in Prospect Energy from Black Diamond for a purchase price of approximately $16.3 million in October 2013;
●	acquisition by MEMP of certain of the oil and natural gas properties in Jackson County, Texas from MRD LLC for a purchase price of approximately $2.6 million in October 2013; and
●	acquisition by MEMP of all the outstanding membership interests in WHT for a purchase price of approximately $200.0 million in March 2013.

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Oil & natural gas sales	$374,042	$409,070	$219,552
Lease operating	24,903	17,570	17,315
Gathering, processing, and transportation (including affiliate)	97,957	45,956	17,666
Exploration	8,969	13,853	1,034
Taxes other than income	14,896	12,610	8,699
Depreciation, depletion, and amortization	188,742	128,238	70,903
Impairment expense	—	24,576	2,528
Incentive unit compensation expense	35,142	943,949	34,997
General and administrative	46,288	38,549	35,309
(Gain) loss on commodity derivative instruments	(281,249)	(257,734)	(3,161)
(Gain) loss on sale of properties	(47)	3,057	(82,773)
Interest expense, net	(39,396)	(50,283)	(24,948)
Loss on extinguishment of debt	—	(37,248)	—
Income tax benefit (expense)	(100,005)	(102,392)	(1,311)
Net income (loss)	97,274	(764,333)	91,390

Natural gas and oil revenue:
Oil sales	$60,931	$81,871	$63,761
NGL sales	60,718	78,470	49,641
Natural gas sales	252,393	248,729	106,150
Total natural gas and oil revenue	$374,042	$409,070	$219,552

Production Volumes:
Oil (MBbls)	1,331	908	631
NGLs (MBbls)	3,249	1,863	1,282
Natural gas (MMcf)	98,269	56,574	28,729
Total (MMcfe)	125,749	73,200	40,212
Average net production (MMcfe/d)	344.5	200.5	110.2

Average sales price:
Oil (per Bbl)	$45.78	$90.17	$101.05
NGL (per Bbl)	18.69	42.12	38.72
Natural gas (per Mcf)	2.57	4.40	3.69
Total (Mcfe)	$2.97	$5.59	$5.46

Average unit costs per Mcfe:
Lease operating expense	$0.20	$0.24	$0.43
Gathering, processing, and transportation (including affiliate)	0.78	0.63	0.44
Taxes other than income	0.12	0.17	0.22
General and administrative expenses	0.37	0.53	0.88
Depletion, depreciation, and amortization	1.50	1.75	1.76

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The MRD Segment recorded net income of $97.3 million during 2015 compared to net loss of $764.3 million during 2014.

●

Oil and natural gas revenues for 2015 totaled $374.0 million, a decrease of $35.0 million compared with 2014. Production increased 52.5 Bcfe (approximately 72%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased $2.62 per Mcfe (approximately 47%) due to lower commodity prices. The favorable volume variance contributed to an approximate $293.7 million increase and was offset by $328.7 million decrease due to the unfavorable pricing variances.

●

Lease operating expenses were $24.9 million and $17.6 million for 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses decreased to $0.20 for 2015 from $0.24 for 2014 due to increased production volumes and operational efficiency. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

●

DD&A expense for 2015 was $188.7 million compared to $128.2 million for 2014, a $60.5 million increase primarily due to an increase in production volumes related to drilling activities in North Louisiana. The increase was partially offset by a decrease in the DD&A rate as a result of reserves added throughout the year at a higher rate than costs. Increased production volumes caused DD&A expense to increase by an approximate $92.0 million and the change in the DD&A rate between periods caused DD&A expense to decrease by an approximate $31.5 million.

●

Gathering, processing, and transportation expenses, including affiliates, were $98.0 million and $46.0 million for 2015 and 2014, respectively.  The increase of $52.0 million is primarily due to an increase in natural gas and NGL volumes produced and an increase in the associated rates due to cryogenic processing costs associated with new gas processing agreements.  On a per Mcfe basis, gathering, processing, and transportation expense, including affiliates, were $0.78 for 2015 compared to $0.63 for 2014. For more information regarding the midstream service agreements, see Note 13 and Note 16 of the Notes to Consolidated and Combined Financial Statements under “Item 8. Financial Statements and Supplementary Data” of this report.

●

There was no impairment expense recorded in 2015 as compared to $24.6 million for 2014. The 2014 impairments primarily related to certain properties located in the Rockies and certain fields in North Louisiana. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a decline in prices.

●

Incentive unit compensation expense for 2015 was $35.1 million. We recognized $943.9 million of incentive unit compensation expense in 2014, of which $831.1 million related to WildHorse Resources incentive units, $111.8 million related to MRD Holdco incentive units, and $1.0 million related to BlueStone incentive units.

●

General and administrative expenses for 2015 were $46.3 million compared to $38.5 million for 2014. General and administrative expenses for 2015 included $2.0 million of acquisition-related costs compared to $2.3 million of acquisition-related costs during 2014. Expense associated with our long-term incentive plan (“LTIP”) awards was $8.8 million in 2015 compared to $2.8 million in 2014.

●

Net gains on commodity derivative instruments of $281.2 million were recognized during 2015, consisting of $170.9 million of cash settlement receipts on expired positions and $92.3 million in cash settlements received on terminated derivatives.  These gains also included an $18.0 million increase in the fair value of open positions. Net gains on commodity derivative instruments of $257.7 million were recognized during 2014, consisting of $9.2 million of cash settlement receipts in addition to a $248.5 million increase in the fair value of open positions.

Given the volatility of commodity prices, it is not possible to predict future reported unrealized mark-to-market net gains or losses and the actual net gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If commodity prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower oil, natural gas and NGL prices. However, if commodity prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher oil, natural gas and NGL prices and will, in this context, be viewed as having resulted in an opportunity cost.

●

Net interest expense during 2015 was $39.4 million, including amortization of deferred financing fees of approximately $2.8 million. Net interest expense during 2014 was $50.3 million, including amortization of deferred financing fees of approximately $3.2 million. The decrease in net interest expense is primarily the result of a higher level of indebtedness and higher interest rates during 2014 compared to 2015, including the MRD Senior Notes and the PIK notes.

Average outstanding borrowings under our revolving credit facility were $230.5 million during 2015 and $60.0 million during 2014. Average outstanding borrowings under the predecessor’s revolving credit facilities were $116.7 million during 2014. During 2015, we had an average of $600.0 million aggregate principal amount of the MRD Senior Notes issued and outstanding. During 2014, we had an average of $634.5 million aggregate principal amount of the MRD Senior Notes, PIK notes and WildHorse Resources’ second lien term facility issued and outstanding.

●

During 2015, we sold certain oil and natural gas properties in Colorado and Wyoming to a third party and recorded a gain of less than $0.1 million. During 2014, we sold certain producing and non-producing properties in the Mississippian oil play in Northern Oklahoma to a third party and recorded a loss of $3.2 million.

●

An extinguishment loss of $23.6 million was recognized related to the redemption of the PIK notes during 2014. In connection with the closing of our initial public offering, WildHorse Resources’ revolving credit facility and second lien term loan were repaid in full and terminated. An extinguishment loss of $13.7 million was recognized related to the termination of the revolving credit facility and second lien term loan.

●

Income tax expense for 2015 was $100.0 million compared to income tax expense of $102.4 million for 2014. The effective tax rate was 50.7% for 2015 compared to negative 15.5% for 2014. The effective tax rate for 2015 differed from the federal statutory income tax rate primarily due to nondeductible incentive unit compensation and state income tax. The effective tax rate for 2014 differed from the federal statutory income tax rate primary due to a pretax loss which was attributable to nondeductible incentive unit compensation and MRD’s predecessor being a pass-through entity prior to the initial public offering.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The MRD Segment recorded a net loss of $764.3 million during 2014 compared to net income of $91.4 million during 2013. The net loss recorded during 2014 was primarily due to compensation expense associated with incentive units as discussed below.

●

Oil and natural gas revenues for 2014 totaled $409.1 million, an increase of $189.5 million compared with 2013. Production increased 33.0 Bcfe (approximately 82%) primarily due to drilling activities in North Louisiana. The average realized sales price increased $0.13 per Mcfe primarily due to higher natural gas and NGL prices. The favorable volume variance contributed to an approximate $180.2 million increase and the favorable pricing variances contributed to an approximate $9.3 million increase.

●

Lease operating expenses were $17.6 million and $17.3 million for 2014 and 2013, respectively. On a per Mcfe basis, lease operating expenses decreased to $0.24 for 2014 from $0.43 for 2013. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

●

DD&A expense for 2014 was $128.2 million compared to $70.9 million for 2013, a $57.3 million increase primarily due to increased production volumes related to drilling activities in North Louisiana. Increased production volumes caused DD&A expense to increase by an approximate $58.1 million and the change in the DD&A rate between periods caused DD&A expense to decrease by an approximate $0.8 million.

●

Gathering, processing, and transportation expenses, including affiliates, were $46.0 million and $17.7 million for 2014 and 2013, respectively.  The increase of $28.3 million is primarily due to an increase in natural gas and NGL volumes produced and an increase in the associated rates due to cryogenic processing costs associated with new gas processing agreements.  On a per Mcfe basis, gathering, processing, and transportation expenses, including affiliates, were $0.63 for 2014 compared to $0.44 for 2013.

●

Impairment expense for 2014 was $24.6 million compared to $2.5 million for 2013. The impairments primarily related to certain properties located in the Rockies and certain fields in North Louisiana. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a decline in prices.

●

Incentive unit compensation expense for 2014 was $943.9 million, of which $831.1 million related to WildHorse Resources incentive units, $111.8 million related to MRD Holdco incentive units, and $1.0 million related to BlueStone incentive units. We recognized $35.0 million of compensation expense associated with long-term incentive plans for 2013. Incentive unit compensation expense of approximately $20.7 million was recorded by BlueStone, $10.0 million related to WildHorse Resources and $4.3 million related to the Black Diamond management buyout in 2013. Net proceeds generated from the sale of oil and gas properties were used to pay a distribution to BlueStone incentive unit holders.

●

General and administrative expenses for 2014 were $38.5 million compared to $35.3 million for 2013. General and administrative expenses for 2014 included $2.3 million of acquisition-related costs compared to $1.6 million of acquisition-related costs during 2013. Increased salaries and employee headcount also contributed to increased general and administrative expenses between periods.

●

Net gains on commodity derivative instruments of $257.7 million were recognized during 2014, consisting of $9.2 million of cash settlement receipts in addition to a $248.5 million increase in the fair value of open hedge positions. Net gains on commodity derivative instruments of $3.2 million were recognized during 2013, consisting of $8.5 million of cash settlement receipts offset by a $5.3 million decrease in the fair value of open hedge positions.

●

Net interest expense during 2014 was $50.3 million, including amortization of deferred financing fees of approximately $3.2 million. Net interest expense during 2013 was $24.9 million, including amortization of deferred financing fees of approximately $2.5 million. The increase in net interest expense is primarily the result of higher level of indebtedness during 2014 compared to 2013, including the MRD Senior Notes and the PIK notes.

Average outstanding borrowings under our revolving credit facility were $60.0 million during 2014. Average outstanding borrowings under the predecessor’s revolving credit facilities were $116.7 million during 2014 and $204.2 million during 2013. For the year ended December 31, 2014, we had an average of $634.5 million aggregate principal amount of the MRD Senior Notes, PIK notes and WildHorse Resources’ second lien term facility issued and outstanding. For the year ended December 31, 2013, we had an average of $13.4 million aggregate principal amount of the PIK notes issued and outstanding and an average of $179.9 million aggregate principal outstanding for the WildHorse Resources’ second lien term facility.

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

●

An extinguishment loss of $23.6 million was recognized related to the redemption of the PIK notes during 2014. In connection with the closing of our initial public offering, WildHorse Resources’ revolving credit facility and second lien term loan were repaid in full and terminated. An extinguishment loss of $13.7 million was recognized related to the termination of the revolving credit facility and second lien term loan.

●

Income tax expense for 2014 was $102.4 million compared to an income tax expense of $1.3 million for 2013. The increase in income tax expense was primarily a result of MRD’s tax status as a corporation subject to federal and state income tax subsequent to our initial public offering during 2014. The effective tax rate was negative 15.5% for 2014 compared to 1.4% for 2013. The effective tax rate for 2014 differed from the federal statutory income tax rate primary due to the nondeductible incentive unit compensation and MRD’s predecessor being a pass-through entity prior to the initial public offering. The effective tax rate for 2013 differed from the federal statutory income tax rate primarily due to MRD’s predecessor being a pass-through entity prior to our initial public offering.

MEMP Segment

The MEMP Segment’s results of operations for the years ended December 31, 2015, 2014, and 2013 presented below have been derived from our consolidated and combined financial statements included under “Item 8. Financial and Supplementary Data,” contained herein.

The comparability of the results of operations among the periods presented is impacted by the following significant transactions:

●	an acquisition in March 2014 by MEMP of certain oil and natural gas producing properties in the Eagle Ford for a net purchase price of $168.1 million;
●	an acquisition in July 2014 by MEMP of certain oil and natural gas liquid properties in Wyoming for a purchase price of approximately $906.1 million; and
●	an acquisition by MEMP for the remaining interest in the Beta properties from a third party in November 2015 for approximately $94.6 million.

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Oil & natural gas sales	$355,422	$561,677	$391,440
Lease operating	168,199	143,733	94,591
Gathering, processing, and transportation	34,939	31,892	25,055
Exploration	2,317	2,750	1,322
Taxes other than income	25,828	33,141	18,447
Depreciation, depletion, and amortization	195,814	185,955	113,814
Impairment of proved oil and natural gas properties	616,784	407,540	4,072
General and administrative	56,671	49,124	46,665
(Gain) loss on commodity derivative instruments	(462,890)	(492,254)	(26,133)
Interest expense, net	(114,732)	(83,550)	(44,302)
Net income (loss)	(395,491)	115,614	61,005

Natural gas and oil revenue:
Oil sales	$177,711	$266,370	$174,301
NGL sales	43,102	81,316	60,212
Natural gas sales	134,609	213,991	156,927
Total natural gas and oil revenue	$355,422	$561,677	$391,440

Production Volumes:
Oil (MBbls)	4,087	3,135	1,797
NGLs (MBbls)	2,820	2,498	1,806
Natural gas (MMcf)	50,875	48,721	41,287
Total (MMcfe)	92,315	82,520	62,907
Average net production (MMcfe/d)	252.9	226.0	172.3

Average sales price:
Oil (per Bbl)	$43.48	$84.97	$97.00
NGL(per Bbl)	15.28	32.55	33.34
Natural gas (per Mcf)	2.65	4.39	3.80
Total (Mcfe)	$3.85	$6.81	$6.22

Average unit costs per Mcfe:
Lease operating expense	$1.82	$1.74	$1.50
Gathering, processing, and transportation	0.38	0.39	0.40
Production and ad valorem taxes	0.28	0.40	0.29
General and administrative expenses	0.61	0.60	0.74
Depletion, depreciation, and amortization	2.12	2.25	1.81

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

A net loss of $395.5 million was generated for the year ended December 31, 2015, primarily due to impairments charges offset by significant gains on commodity derivatives. Net income of $115.6 million was generated for the year ended December 31, 2014, primarily due to significant gains on commodity derivatives which were partially offset by impairment charges.

●

Oil and natural gas sales for 2015 totaled $355.4 million, a decrease of $206.3 million compared with 2014. Production increased 9.8 Bcfe (approximately 12%), primarily from increased drilling activities and volumes associated with third party acquisitions. The average realized sales price decreased $2.96 per Mcfe primarily due to lower period-to-period commodity prices. The favorable volume and unfavorable pricing variance contributed to an approximate $66.6 million increase and $272.9 million decrease in revenues, respectively.

●

Lease operating expenses were $168.2 million and $143.7 million for the year ended December 31, 2015 and 2014, respectively. In the MEMP Wyoming acquisition, MEMP acquired oil properties, which are generally more expensive to operate compared to natural gas properties (on a per Mcfe basis).  On a per Mcfe basis, lease operating expenses increased to $1.82 for 2015 from $1.74 for 2014 due to 2014 oil acquisitions.

●

Gathering, processing and transportation expenses were $34.9 million and $31.9 million for 2015 and 2014, respectively. On a per Mcfe basis, gathering, processing and transportation expense were $0.38 for 2015 compared to $0.39 for 2014.

●

Taxes other than income for 2015 totaled $25.8 million, a decrease of $7.3 million compared with 2014 primarily due to a decrease in commodity prices. On a per Mcfe basis, taxes other than income decreased to $0.28 for 2015 from $0.40 for 2014 due to a decrease in commodity prices.

●

DD&A expense for 2015 was $195.8 million compared to $186.0 million for 2014, a $9.8 million increase primarily due to increased production volumes related to third party acquisitions and MEMP’s drilling program. Increased production volumes caused DD&A expense to increase by approximately $22.0 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $12.2 million.

●

MEMP recognized $616.8 million of impairments in 2015 primarily related to certain properties in East Texas, South Texas, the Permian Basin, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to declining commodity prices. During 2014, MEMP recorded $407.5 million of impairments related to certain properties in the Permian Basin, East Texas and South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to a downward revision of estimated proved reserves as a result of declining commodity prices and updated well performance data.  For additional information, see Note 4 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

●

General and administrative expenses for 2015 were $56.7 million, which included $10.8 million of non-cash unit-based compensation expense, $1.9 million of acquisition-related costs and a $0.8 million loss on a previous corporate office lease. General and administrative expenses for 2014 totaled $49.1 million and included $7.9 million of non-cash unit-based compensation expense, $4.4 million of acquisition-related costs and $1.8 million of losses on a previous corporate office lease.

●

Net gains on commodity derivative instruments of $462.9 million were recognized during 2015, consisting of $254.0 million of cash settlement received on expired positions, and a $208.9 million increase in the fair value of open positions. Net gains on commodity derivative instruments of $492.3 million were recognized during 2014, consisting of $13.6 million of cash settlement receipts, in addition to a $478.7 million increase in the fair value of open hedge positions.

●

Net interest expense is comprised of interest on credit facilities, interest on MEMP’s outstanding senior notes, amortization of debt issue costs, accretion of net discount associated with the senior notes and gains and losses on interest rate swaps. Net interest expense totaled $114.7 million during 2015, including amortization of deferred financing fees of approximately $6.1 million and accretion of net discount associated with the senior notes of $2.4 million. Net interest expense totaled $83.6 million during 2014, including amortization of deferred financing fees of approximately $4.2 million. The increase in net interest expense is primarily due to higher aggregate principal amount of MEMP’s senior notes issued and outstanding during 2015 compared to 2014.

Average outstanding borrowings under MEMP’s revolving credit facility were $652.2 million during 2015 compared to $413.6 million during 2014. For 2015, MEMP had an average of $1.2 billion aggregate principal amount of MEMP’s senior notes issued and outstanding. For 2014, MEMP had an average of $950.7 million aggregate principal amount of MEMP’s senior notes issued and outstanding.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net income of $115.6 million was generated for the year ended December 31, 2014, primarily due to gains on commodity derivatives offset by impairment charges. Net income of $61.0 million was generated for the year ended December 31, 2013.

●

Oil and natural gas sales for 2014 totaled $561.7 million, an increase of $170.2 million compared with 2013. Production increased 19.6 Bcfe (approximately 31%), primarily from volumes associated with third party acquisitions. The average realized sales price increased $0.59 per Mcfe primarily due to higher gas prices and an increase in oil volumes relative to other commodities due to MEMP’s acquisitions. The favorable volume and pricing variance contributed to an approximate $122.0 million and $48.2 million increase in revenues, respectively.

●

Lease operating expenses were $143.7 million and $94.6 million for 2014 and 2013, respectively. In the July 2014 Wyoming acquisition, MEMP acquired oil properties, which are generally more expensive to operate compared to natural gas properties (on a per Mcfe basis). On a per Mcfe basis, lease operating expenses increased to $1.74 for 2014 from $1.50 for 2013.

●

Taxes other than income for 2014 totaled $33.1 million, an increase of $14.7 million compared with 2013 primarily due to an increase in production volumes and ad valorem tax rates. On a per Mcfe basis, taxes other than income increased to $0.40 for 2014 from $0.29 for 2013 due to higher production tax rates on a per Mcfe basis for production from MEMP’s Wyoming properties.

●

DD&A expense for 2014 was $186.0 million compared to $113.8 million for 2013, a $72.2 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and MEMP’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $35.5 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximate $36.7 million.

●

MEMP recognized $407.5 million of impairments during 2014 related primarily to certain properties in the Permian Basin, East Texas, and South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves as a result of declining commodity prices and updated well performance data. MEMP recorded $4.1 million of impairments during 2013 related to certain properties in South Texas. In South Texas, the estimated future cash flows expected these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on pricing terms specific to these properties.

●

General and administrative expenses for 2014 were $49.1 million and included $7.9 million of non-cash unit-based compensation expense and $4.4 million of acquisition-related costs and a $1.8 million allocated loss on a previous corporate office lease. General and administrative expenses for 2013 totaled $46.7 million and included $3.6 million of non-cash unit-based compensation expense and $6.7 million of acquisition-related costs.

●

Net gains on commodity derivative instruments of $492.3 million were recognized during 2014, consisting of $13.6 million of cash settlement receipts in addition to a $478.7 million increase in the fair value of open hedge positions. Net gains on commodity derivative instruments of $26.1 million were recognized during 2013, consisting of $23.6 million of cash settlement receipts, in addition to a $2.5 million increase in the fair value of open hedge positions.

●

Net interest expense is comprised of interest on credit facilities, interest on MEMP’s outstanding senior notes, amortization of debt issue costs, accretion of net discount associated with the senior notes and gains and losses on interest rate swaps. Net interest expense totaled $83.6 million during 2014, including amortization of deferred financing fees of approximately $4.2 million and accretion of net discount associated with the senior notes of $1.9 million. Net interest expense totaled $44.3 million during 2013, including gains on interest rate swaps of $1.5 million and amortization of deferred financing fees of approximately $6.0 million. The increase in net interest expense is primarily the result of higher level of indebtedness during 2014 compared to 2013.

Average outstanding borrowings under MEMP’s revolving credit facility were $413.6 million during 2014 compared to $184.7 million during 2013. Average outstanding borrowings under the previous owners’ revolving credit facilities were $101.3 million during 2013, which included $80.0 million of borrowings related to Classic. During 2014, MEMP had an average of $950.7 million aggregate principal amount of MEMP’s senior notes issued and outstanding. During 2013, MEMP had an average of $342.2 million aggregate principal amount of MEMP’s senior notes issued and outstanding.

Consolidated

For consolidated results of operations, see MRD Segment and MEMP Segment above.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, the MRD and MEMP Segments operate with independent capital structures. The MEMP Segment’s debt is nonrecourse to the Company (other than MEMP GP). With the exception of cash distributions paid to the MRD Segment by the MEMP Segment related to MEMP partnership interests held by the Company, the cash needs of each segment have been met independently with a combination of operating cash flows, asset sales, credit facility borrowings and the issuance of debt and equity. We expect that the cash needs of each of the MRD Segment and the MEMP Segment will continue to be met independently of each other with a combination of these funding sources.

MRD Segment

Historically, the primary sources of liquidity have been borrowings under credit facilities, capital contributions from NGP and certain members of management, borrowings under a second lien term loan facility, issuance of senior notes, asset sales, including dropdowns to MEMP, and net cash provided by operating activities. The primary use of cash has been for the exploration, development and acquisition of natural gas and oil properties. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet future financial obligations, planned capital expenditure activities and liquidity requirements. Any future success in growing proved reserves and production will be highly dependent on the capital resources available.

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

Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and pursue our currently planned 2016 development drilling activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all.

As of December 31, 2015, we had $1.6 million of cash and cash equivalents and $577.0 million of available borrowings under our revolving credit facility. As of December 31, 2015, we had a working capital balance of $204.2 million, which includes a net asset balance of $274.1 million associated with our derivatives and other financial instruments. As of December 31, 2015, the borrowing base under our revolving credit facility was $1.0 billion and we had $423.0 million of outstanding borrowings. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2016. A continuing decline in oil and natural gas prices or a prolonged period of lower oil and natural gas prices could result in a reduction of our borrowing base under our revolving credit facility and could trigger mandatory principal repayments.

Capital Budget

The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer all or a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside of our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews.

MRD Segment’s total capital expenditures were $880.0 million for the year ended December 31, 2015 and included $368.7 million associated with acquisitions and unproved leasehold additions. In 2015, MRD spent approximately 100% of its capital expenditures in the Terryville Complex. Our current estimated drilling and completion capital expenditure budget for 2016 is $325 million to $375 million, with substantially all capital expenditures dedicated to the Terryville Complex.

Debt Agreements—MRD Segment

Revolving Credit Facility

In June 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility with a borrowing base of $1.0 billion as of December 31, 2015.  The revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. In the future, we may be unable to access sufficient capital under the revolving credit facility as a result of (i) a decrease in our borrowing base due to a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

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

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of December 31, 2015.

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

Debt Agreements—MEMP Segment

MEMP Revolving Credit Facility

Memorial Production Operating LLC (“OLLC”), a wholly-owned subsidiary of MEMP, is party to a $2.0 billion revolving credit facility, with a current borrowing base of $1.175 billion that matures in March 2018 and is guaranteed by MEMP and all of its current and future subsidiaries (other than certain immaterial subsidiaries). See Note 8 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding MEMP’s revolving credit facility.

Senior Notes

In April 2013, May 2013 and October 2013, MEMP and Memorial Production Finance Corporation (“Finance Corp.”) (collectively, “the Issuers”) issued $300.0 million, $100.0 million and $300.0 million, respectively, of their 7.625% senior unsecured notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by a base indenture and supplements thereto.

In July 2014, the Issuers completed a private placement of $500.0 million aggregate principal amount of their 6.875% senior unsecured notes due 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by a base indenture and supplement thereto.

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

MRD Segment

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities:	$416,145	$226,906	$75,905

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$(291,536)	$(93,909)	$(67,098)
Additions to oil and gas properties	(594,901)	(376,123)	(185,194)
Additions to other property and equipment	(3,789)	(16,969)	(2,432)
Equity investments in MEMP Segment	—	(570)	(521)
Other financial instruments	(46,106)	—	—
Distributions received from MEMP Segment related to partnership interests	252	6,144	26,006
Decrease (increase) in restricted cash	—	49,946	(49,347)
Proceeds from the sale of oil and gas properties to third parties	13,612	6,700	151,187
Proceeds from the sale of MEMP common units	—	—	135,012
Other	—	(516)	—
Net cash provided by (used in) investing activities	$(922,468)	$(425,297)	$7,613

Net cash provided by financing activities:
Advances on revolving credit facilities	$798,000	$1,300,800	$174,400
Payments on revolving credit facilities	(558,000)	(1,320,900)	(200,500)
Proceeds from issuance of senior notes	—	600,000	343,000
Borrowings under second lien credit facility	—	—	325,000
Termination of second lien credit facility	—	(328,282)	—
Redemption of senior notes	—	(351,808)	—
Deferred financing costs	(1,498)	(18,840)	(20,250)
Purchase of additional interest in subsidiaries	—	(3,292)	(13,865)
Proceeds from public offering	242,880	408,500	—
Costs incurred in conjunctions with public offering	(4,773)	(28,373)	—
Contributions from MEMP Segment	78,396	58,766	180,260
Contribution related to sale of assets to NGP affiliates	—	1,165	—
Distribution to noncontrolling interest	—	(325)	(7,446)
Distribution to Funds	—	—	(732,362)
Distribution to MEMP Segment	(1,912)	(5,990)	(89,570)
Distribution to MRD Holdco	—	(59,803)	—
Distribution to other NGP affiliates	—	(99,463)	—
Distribution made by previous owners	—	—	(2,590)
Repurchases of shares	(51,197)	(161)	—
Other	—	269	(4,593)
Net cash provided by (used in) financing activities	$501,896	$152,263	$(48,516)

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operating Activities. Net cash flows provided by operating activities were $416.1 million during 2015 compared to $226.9 million during 2014. Production increased 52.5 Bcfe (approximately 72%) and average realized sales price decreased $2.62 per Mcfe as previously discussed above under “Results of Operations—MRD Segment.” Net cash provided by operating activities included $92.3 million of cash receipts on terminated derivative instruments and $46.2 million of premiums paid for derivatives. Cash paid for interest during 2015 was $18.8 million compared to $67.0 million during 2014 due to timing of interest payments and lower interest rates. During 2014, compensation expense of approximately $26.7 million was paid in cash related to WildHorse Resources’ incentive units.

Investing Activities. Total cash used in investing activities was $922.5 million during 2015 compared to $425.3 million during 2014. Cash used for the acquisition of oil and gas properties was $291.5 million during 2015 compared to $93.9 million used in 2014.  The 2015 and 2014 acquisitions were for certain properties located in Louisiana. Cash used for additions to oil and gas properties was $594.9 million during 2015 compared to $376.1 million during 2014, which consisted primarily of drilling and completion activities in North Louisiana. Additions to other property and equipment were $3.8 million during 2015 compared to $17.0 million during 2014. Additions to other financial instruments was $46.1 million in 2015. Distributions of $0.2 million and $6.1 million were received from MEMP related to partnership interest owned by the MRD Segment during 2015 and 2014, respectively. In April 2015, we sold certain oil and natural gas properties to a third party in Colorado and Wyoming for approximately $13.6 million. In May 2014, Black Diamond sold certain producing and non-producing properties in the Mississippian oil play of Northern Oklahoma to a third party for cash consideration of approximately $6.7 million. In 2014, there was a decrease in restricted cash of $49.9 million, which was primarily due to $50.0 million being released from the debt service reserve account associated with the PIK notes.

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

Net borrowings under our revolving credit facility were $240.0 million during 2015. Amounts borrowed under our revolving credit facility were primarily used for additions to oil and natural gas properties and general corporate purposes. Net repayments under the revolving credit facility were $20.1 million during 2014. Amounts borrowed under our revolving credit facility were primarily incurred to repay the amounts outstanding under WildHorse Resources’ credit facilities in connection with the closing of our initial public offering. WildHorse Resources primarily utilized its revolving credit facility during 2014 to repurchase net profits interests from an affiliate of NGP. In connection with the closing of our initial public offering, WildHorse Resources’ $325.0 million second lien term loan was repaid in full, including a premium of approximately $3.3 million.

On September 25, 2015, MRD issued 13,800,000 shares of common stock (including 1,800,000 shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock) to the public generating total net proceeds of approximately $238.1 million after deducting underwriting discounts and offering expenses. The net proceeds temporarily reduced borrowings outstanding under our revolving credit facility.

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

The MRD Segment received $78.4 million from the MEMP Segment in connection with the Property Swap. MRD made deemed distributions of $1.9 million and $6.0 million to MEMP related to the properties MEMP acquired in the Property Swap transaction during 2015 and 2014, respectively. MEMP paid $33.9 million to WildHorse Resources in connection with MEMP’s April 2014 acquisition of certain oil and natural gas properties in East Texas. MEMP paid $15.0 million to MRD in connection with MEMP’s acquisition of certain oil and gas properties in the Rockies in October 2014.

In connection with our initial public offering, certain former management members of WildHorse Resources, including Mr. Graham, contributed their 0.1% membership interest and incentive units in WildHorse Resources in exchange for 42,334,323 shares of our common stock and cash consideration of $30.0 million. The portion of the total consideration related to acquiring the 0.1% membership interest was $3.3 million.

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

Deferred financing costs of approximately $1.5 million and $18.8 million were incurred during 2015 and 2014, respectively.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Operating Activities. Net cash flows provided by operating activities were $226.9 million during 2014 compared to $75.9 million during 2013. Production increased 33.0 Bcfe (approximately 82%) and average realized sales price increased $0.13 per Mcfe as previously discussed above under “Results of Operations—MRD Segment.” Cash paid for interest during 2014 was $67.0 million compared to $18.5 million during 2013. During 2014, compensation expense of approximately $26.7 million was paid in cash related to WildHorse Resources’ incentive units compared to $35.0 million in 2013 related to incentive units.

Investing Activities. Total cash used in investing activities was $425.3 million during 2014 compared to $7.6 million provided during 2013. Cash used for the acquisition of oil and gas properties was $93.9 million during 2014 compared to $67.1 million used in 2013. The 2014 and 2013 acquisitions were for certain properties located in Louisiana. Cash used for additions to oil and gas properties was $376.1 million during 2014 compared to $185.2 million during 2013, which consisted primarily of drilling and completion activities in North Louisiana. Additions to other property and equipment were $17.0 million which consisted primarily of computer hardware, software, and other leased office space build out during 2014. Distributions of $6.1 million were received from MEMP primarily from the subordinated units owned by MRD LLC through June 18, 2014 compared to $26.0 million during 2013 received from MEMP primarily from the common and subordinated units then owned by MRD LLC. In May 2014, Black Diamond sold certain producing and non-producing properties in the Mississippian oil play of Northern Oklahoma to a third party for cash consideration of approximately $6.7 million. On July 31, 2013, BlueStone entered into an agreement with a third party to sell its remaining interest in certain properties in the Mossy Grove Prospect in Walker and Madison Counties located in East Texas. Total cash consideration received by BlueStone was approximately $117.9 million. On June 4, 2013, Black Diamond sold certain of its Wyoming oil and gas properties to a third party for cash consideration of approximately $32.9 million. In 2014, there was a decrease in restricted cash of $49.9 million, which was primarily due to $50.0 million being released from the debt service reserve account associated with the PIK notes. In November 2013, MRD LLC sold 7,061,294 MEMP common units in a secondary public offering, which generated net proceeds of $135.0 million

Financing Activities. On June 18, 2014, we completed our initial public offering pursuant to which we sold 21,500,000 shares of our common stock to the public at an offering price of $19.00 per share. Net proceeds from our initial public offering were $380.1 million. We used approximately $360.0 million of our initial public offering proceeds to redeem the PIK notes on June 27, 2014, of which $351.8 million was classified as a financing activity and the remaining $8.2 million was classified as an operating activity representing interest expense.

Net repayments under revolving credit facilities were $20.1 million during 2014 compared to net repayments of $26.1 million during 2013. Amounts borrowed under our revolving credit facility were primarily incurred to repay the amounts outstanding under WildHorse Resources’ credit facilities in connection with the closing of our initial public offering. WildHorse Resources primarily utilized its revolving credit facility during 2014 to repurchase net profits interests from an affiliate of NGP. On June 13, 2013, WildHorse Resources borrowed $325.0 million under its second lien term loan agreement and used such borrowings to reduce outstanding indebtedness under its revolving credit facility and to pay a one-time special $225.0 million distribution to MRD LLC, which MRD LLC subsequently distributed to the Funds. In connection with the closing of our initial public offering, WildHorse Resources’ second lien term loan was repaid in full, including a premium of approximately $3.3 million.

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

In connection with our initial public offering, certain former management members of WildHorse Resources, including Mr. Graham, contributed their 0.1% membership interest and incentive units in WildHorse Resources in exchange for 42,334,323 shares of our common stock and cash consideration of $30.0 million. The portion of the total consideration related to acquiring the 0.1% membership interest was $3.3 million. In November 2013, MRD LLC purchased noncontrolling interests in Black Diamond, Classic GP and Classic for $13.9 million in cash.

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

Distributions to the Funds during 2013 were $732.4 million. From time to time, MRD LLC made distributions of cash to the Funds. The timing and amount of these cash distributions was within the discretion of the board of managers of MRD LLC and was based, in part, upon available cash, the performance of its business, and other relevant factors. In 2013, substantially all of the cash distributed to the Funds was sourced from long term borrowings or sales of assets or equity in MEMP. The sources to fund these distributions primarily included $225.0 million from the WildHorse second lien term loan, $210.0 million from the December 2013 PIK notes, $63.8 million from the sale of properties to third parties, $125.0 million from the sale of properties to MEMP and $105.0 million from the sale of 7,061,294 MEMP common units that MRD LLC owned. Distributions to the MEMP Segment during 2013 of $89.6 million were primarily used to repay indebtedness and terminate the revolving credit facility attributable to Classic. Distributions to noncontrolling interests and previous owners totaled $10.0 million in 2013. Deferred financing costs of approximately $18.8 million were incurred during 2014 compared to approximately $20.3 million during 2013.

MEMP Segment

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$216,751	$254,273	$201,703

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$(91,160)	$(1,083,761)	$(38,664)
Additions to oil and gas properties	(241,299)	(298,274)	(174,821)
Additions to other property and equipment	—	(98)	(238)
Additions to restricted investments	(5,690)	(3,976)	(5,361)
Proceeds from the sale of oil and gas properties to third parties	580	—	4,525
Net cash provided by (used in) investing activities	$(337,569)	$(1,386,109)	$(214,559)

Net cash provided by financing activities
Advances on revolving credit facilities	$562,000	$1,446,000	$958,355
Payments on revolving credit facilities	(138,000)	(1,137,000)	(1,565,537)
Proceeds from the issuance of senior notes	—	492,425	688,563
Repurchase of senior notes	(2,914)	—	—
Deferred financing costs	(341)	(11,494)	(20,924)
Capital contributions from previous owners	—	—	7,233
Contribution from NGP affiliate	860	—	2,013
Contribution from MRD Segment	1,912	5,990	89,570
Contribution from general partner	—	570	521
Proceeds from public equity offering	—	553,288	511,204
Costs incurred in conjunction with issuance of common units	—	(12,510)	(21,066)
Purchase of additional interest in MEMP's subsidiaries	(5,946)	—	—
Distributions to partners	(163,259)	(154,852)	(96,643)
Distributions to MRD Segment	(78,396)	(58,766)	(180,260)
Distributions to NGP affiliates	—	—	(355,495)
Distributions made by previous owners	—	—	(2,552)
Restricted units returned to plan	(1,285)	(1,012)	—
Repurchased units under unit repurchase program	(54,184)	(11,531)	—
Other		—	(9,013)
Net cash provided by (used in) financing activities	$120,447	$1,111,108	$5,969

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operating Activities. Net income decreased by $511.1 million as further discussed above under “Results of Operations—MEMP Segment,” and net cash provided by operating activities decreased by $37.5 million. Cash paid for interest during 2015 was $107.3 million compared to $63.7 million during 2014. Net cash provided by operating activities in 2015 included $250.0 million of cash receipts on expired derivative instruments and MEMP had a $19.7 million decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2015 compared to 2014.

Investing Activities. Net cash used in investing activities during 2015 was $337.6 million, of which $100.7 million was used to acquire oil and natural gas properties from third parties and $241.3 million was used for additions to oil and gas properties. MEMP received a post-closing settlement of $9.6 million during 2015 related to the July 2014 Wyoming acquisition, which has been netted against the amount used to acquire oil and natural gas properties. Cash used in investing activities during 2014 was $1.39 billion, of which $1.08 billion was used to acquire oil and natural gas properties from third parties and $298.3 million was used for additions to oil and gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. During 2015 and 2014, additions to restricted investments were $5.7 million and $4.0 million, respectively. See Note 7 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding MEMP’s restricted investments.

Financing Activities. Distributions to partners during 2015 were $163.3 million compared to $154.9 million during 2014, of which the MRD Segment received $0.2 million during 2015 compared to $6.1 million during 2014. The increase in total distributions is primarily due to an increase in MEMP’s outstanding units between periods partially offset by a decrease in the distribution paid during the fourth quarter of 2015. The decrease in distributions to the MRD Segment is due to the distribution of 5,360,912 subordinated units to MRD Holdco in June 2014 in connection with our initial public offering.

The MEMP Segment distributed $78.4 million to the MRD Segment in connection with the Property Swap acquisition. MEMP received a contribution of $1.9 million and $6.0 million from the MRD Segment related to the properties MEMP acquired in the Property Swap transaction during 2015 and 2014, respectively. The MEMP Segment distributed $43.8 million to the MRD Segment, of which $33.9 million was related to the acquisition of certain oil and gas properties in East Texas during 2014 by MEMP and $9.9 million was a deemed contribution related to the properties MEMP acquired in the Property Swap. MEMP paid $15.0 million to MRD in connection with MEMP’s October 2014 acquisition of certain oil and gas properties in the Rockies.

During 2014, MEMP issued a total of 24,840,000 common units generating gross proceeds of approximately $553.3 million, offset by approximately $12.5 million of costs incurred in conjunction with the issuance of common units. The net proceeds from these issuances, including MEMP GP’s proportional capital contributions, were primarily used to repay borrowings on MEMP’s revolving credit facility.

MEMP had net borrowings of $424.0 million under its revolving credit facility during 2015 that were primarily used to fund: (i) the purchase of the remaining interest in the Beta properties from a third party in November 2015, (ii) the Property Swap, (iii) common unit repurchases and (iv) MEMP’s drilling program. MEMP had borrowings of $1.45 billion under MEMP’s revolving credit facility during 2014 that were used primarily to fund the Eagle Ford and Wyoming acquisitions and to fund MEMP’s drilling program. Deferred financing costs of approximately $0.3 million were incurred during 2015 compared to approximately $11.5 million during 2014.

MEMP repurchased $54.2 million in common units during 2015, which represented a repurchase and retirement of 3,641,721 common units under the MEMP Repurchase Program (including common unit repurchases of $1.4 million, representing 93,800 common units, accrued at December 31, 2014). MEMP repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Proceeds of $492.4 million from the issuances of senior notes were generated during 2014 and used to repay borrowings outstanding under MEMP’s revolving credit facility.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Operating Activities. Net income increased by $54.6 million as further discussed above under “Results of Operations—MEMP Segment,” and net cash provided by operating activities increased by $52.6 million. Cash paid for interest during 2014 was $63.7 million compared to $42.6 million during 2013. Net cash provided by operating activities included $7.8 million period-to-period decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2014 compared to 2013.

Investing Activities. Net cash used in investing activities during 2014 was $1.39 billion, of which $1.08 billion was used to acquire oil and natural gas properties from third parties and $298.3 million was used for additions to oil and gas properties. Cash used in investing activities during 2013 was $214.6 million, of which $38.7 million was used to acquire oil and natural gas properties from a third parties and $174.8 million was used for additions to oil and gas properties. During the year ended December 31, 2013, Tanos had sales proceeds of $4.5 million related to the sale of oil and natural gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. During 2014 and 2013, additions to restricted investments were $4.0 million and $5.4 million, respectively.

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

MEMP’s previous owners received contributions of $7.2 million during 2013, of which Tanos received $5.9 million from MRD LLC. Distributions made by MEMP’s previous owners totaled $2.6 million in 2013. Contributions from the MRD Segment of $89.6 million during 2013 were primarily used to repay indebtedness and terminate the revolving credit facility attributable to Classic.

MEMP had net payments of $607.2 million under its revolving credit facilities during 2013. Borrowings under revolving credit facilities were used primarily to fund distributions associated with acquisitions of oil and gas properties from affiliates of NGP. MEMP had borrowings of $1.45 billion under its revolving credit facility during 2014 that were used primarily to fund its acquisitions and drilling program. Deferred financing costs of approximately $11.5 million were incurred during 2014 compared to approximately $20.9 million during 2013.

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

Contractual Obligations

In the table below, we set forth our consolidated contractual obligations as of December 31, 2015 disaggregated by business segment. The contractual obligations that will actually be paid in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

		Payment Due by Period (in thousands)
Purchase commitment	Total	2016	2017-2018	2019-2020	Thereafter
Revolving credit facility (1)
MRD Segment	$423,000	$—	$—	$423,000	$—
MEMP Segment	836,000	—	836,000	—	—
Estimated interest payments (2)
MRD Segment	28,426	8,122	16,243	4,061	—
MEMP Segment	39,877	17,723	22,154	—	—
Senior Notes (3)
MRD Segment	846,750	35,250	70,500	70,500	670,500
MEMP Segment	1,729,729	87,543	175,086	175,086	1,292,014
Asset retirement obligation (4)
MRD Segment	9,249	354	2,550	1,090	5,255
MEMP Segment	164,164	1,175	10,875	8,691	143,423
Decommissioning trust agreement (5)
MEMP Segment	7,992	7,992	—	—	—
Operating leases (6)
MRD Segment	45,322	10,509	16,711	12,979	5,123
MEMP Segment	15,004	9,904	611	589	3,900
Drilling services
MRD Segment	34,740	34,229	511	—	—
Midstream service fees (7)
MRD Segment	1,306,187	142,461	231,990	236,280	695,456
MEMP Segment	35,788	5,121	10,227	10,213	10,227
CO2 minimum purchase commitment (8)
MEMP Segment	30,307	7,393	12,580	10,334	—
Other
MEMP Segment	4,662	4,662	—	—	—

MRD subtotal	2,693,674	230,925	338,505	747,910	1,376,334
MEMP subtotal	2,863,523	141,513	1,067,533	204,913	1,449,564
Total	5,557,197	372,438	1,406,038	952,823	2,825,898

(1)

Represents the scheduled future maturities of principal amounts outstanding for the periods indicated. See the Notes to the Consolidated and Combined Financial Statements under “Item 8. Financial Statements and Supplementary Data,” contained herein for information regarding our revolving credit facilities.

(2)

Estimated interest payments are based on the principal amount outstanding under revolving credit facilities at December 31, 2015. In calculating these amounts, we applied the weighted-average interest rate during 2015 associated with such debt. See the Notes to the Consolidated and Combined Financial Statements under “Item 8. Financial Statements and Supplementary Data,” contained herein for the weighted-average variable interest rate charged during 2015 under these credit facilities. In addition, the estimate of payments for interest gives effect to interest rate swap agreements that were in place at December 31, 2015.

(3)

Represents the scheduled future interest payments and principal payments on the Senior Notes. See the Notes to the Consolidated and Combined Financial Statements under “Item 8. Financial Statements and Supplementary Data,” contained herein, for information regarding debt agreements.

(4)

Asset retirement obligations represent estimated discounted costs for future dismantlement and abandonment costs. These obligations are recorded as liabilities on our December 31, 2015 balance sheet. See the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information regarding our asset retirement obligations.

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

(6)

Primarily represents leases for office space and MEMP’s offshore Southern California right-of-way use as well as equipment rental.  See the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information regarding operating leases.

(7)

Represents minimum commitments to the midstream service providers.  See the Notes to the Consolidated and Combined Financial Statements under “Item 8. Financial Statements and Supplementary Data,” contained herein, for information regarding midstream service provider fees.

(8)	Represents a firm agreement to purchase CO2 volumes related to MEMP’s Bairoil properties in Wyoming.

Off–Balance Sheet Arrangements

As of December 31, 2015, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see the Notes to the Consolidated and Combined Financial Statements under “Item 8. Financial and Supplementary Data,” contained herein. As discussed under Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” the FASB issued an accounting standards update to improve consolidation guidance for certain types of legal entities in February 2015.  The guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. We believe we will continue to consolidate MEMP and become subject to the VIE primary beneficiary disclosure requirements. The deconsolidation of MEMP would have a material impact on our consolidated financial statements and related disclosures in the event there is a reconsideration event that triggers deconsolidation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas and oil prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than for speculative trading.

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

To reduce the impact of fluctuations in natural gas and oil prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected natural gas, NGL and oil production through various transactions to provide an economic hedge of the risk related to the future commodity prices received. These transactions may include price swaps, whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, or basis swaps, whereby we will receive a fixed price differential and pay a variable price differential to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. We also may enter into put options that are designed to provide a fixed price floor with the opportunity for upside. These economic hedging activities are intended to support natural gas and oil prices at targeted levels and to manage our exposure to natural gas, NGL and oil price fluctuations. We do not enter into derivative contracts for speculative trading purposes. Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production.

At December 31, 2015, the MRD Segment had the following open commodity positions (excluding embedded derivatives):

	2016	2017
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,570,000	1,770,000
Weighted-average fixed price	$4.09	$4.24

Collar contracts:
Average Monthly Volume (MMBtu)	1,100,000	1,050,000
Weighted-average floor price	$4.00	$4.00
Weighted-average ceiling price	$4.71	$5.06

Purchased put option contracts:
Average Monthly Volume (MMBtu)	6,000,000	5,350,000
Weighted-average strike price	$3.51	$3.48
Weighted-average deferred premium paid	$(0.34)	$(0.32)

TGT Z1 basis swaps:
Average Monthly Volume (MMBtu)	1,120,000	200,000
Spread - Henry Hub	$(0.10)	$(0.08)

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	35,583	28,000
Weighted-average fixed price	$83.58	$84.70

Collar contracts:
Average Monthly Volume (Bbls)	27,000	—
Weighted-average floor price	$80.00	$—
Weighted-average ceiling price	$99.70	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	353,399	—
Weighted-average fixed price	$39.68	$—

During the year ended December 31, 2015, MRD restructured its existing 2018 crude oil and natural gas hedges for crude oil and NGL swaps that will settle in 2016. Cash settlements of approximately $92.3 million from the terminated 2018 positions were received and applied as premiums for the new crude oil and NGL swaps. Certain contracts are classified as hybrid financial instruments, which require bifurcation, based on the relationship between the fixed swap price and the market price at the restructure dates.

At December 31, 2015, the MRD Segment had the following open embedded derivative positions:

2016
Oil Hybrid Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	27,080
Weighted-average fixed price	$46.51
Initial net investment price	62.16
Total contract swap price	$108.67

NGL Hybrid Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	83,101
Weighted-average fixed price	$15.84
Initial net investment price	25.98
Total contract swap price	$41.82

In February 2015, MEMP restructured a portion of its commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor. Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives. In November 2015, MEMP had cash settlement receipts of $16.5 million from the termination of certain WTI crude oil derivatives that were applied as premiums for new Brent crude oil derivatives.  As a part of MEMP’s 2015 Beta Acquisition, MEMP acquired $4.6 million in crude oil derivatives. These derivatives were subsequently restructured by terminating “in-the-money” crude oil derivatives settling in 2015 through 2016 and entering into new crude oil derivatives.  Cash settlement receipts of approximately $4.4 million from the termination of the crude oil derivatives were applied as premiums for the new crude oil swaps.

At December 31, 2015, the MEMP Segment had the following open commodity positions:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	304,813	301,600	312,000	160,000
Weighted-average fixed price	$85.48	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	140,000	67,500	—	—
Spread	$(10.02)	$(7.82)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	213,100	43,300	—	—
Weighted-average fixed price	$35.64	$37.55	$—	$—

The MEMP Segment’s basis swaps as of December 31, 2015 included in the table above are presented on a disaggregated basis below:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	3,003,333	1,800,000	1,200,000	900,000
Spread - Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread - Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread - Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread - Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	100,000	37,500	—	—
Spread - Brent	$(12.29)	$(12.20)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	30,000	—	—
Spread - WTI	$(4.34)	$(2.35)	$—	$—

At December 31, 2014, the MRD Segment had the following open commodity positions:

	2015	2016	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,700,000	2,570,000	1,770,000	2,900,000
Weighted-average fixed price	$4.15	$4.09	$4.24	$4.27

Collar contracts:
Average Monthly Volume (MMBtu)	130,000	1,100,000	1,050,000	—
Weighted-average floor price	$4.00	$4.00	$4.00	$—
Weighted-average ceiling price	$4.64	$4.71	$5.06	$—

Purchased put option contracts:
Average Monthly Volume (MMBtu)	3,000,000	4,100,000	3,450,000	2,850,000
Weighted-average strike price	$3.75	$3.75	$3.75	$3.75
Weighted-average deferred premium paid	$(0.33)	$(0.36)	$(0.35)	$(0.35)

TGT Z1 basis swaps:
Average Monthly Volume (MMBtu)	1,730,000	220,000	200,000	—
Spread - Henry Hub	$(0.09)	$(0.08)	$(0.08)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	46,500	8,500	28,000	31,625
Weighted-average fixed price	$91.67	$84.80	$84.70	$84.50

Collar contracts:
Average Monthly Volume (Bbls)	2,000	27,000	—	—
Weighted-average floor price	$85.00	$80.00	$—	$—
Weighted-average ceiling price	$101.35	$99.70	$—	$—

Put option contracts:
Average Monthly Volume (Bbls)	$26,000.00	—	—	—
Weighted-average strike price	$85.00	$—	$—	$—
Weighted-average deferred premium paid	$(3.80)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	151,000	185,658	—	—
Weighted-average fixed price	$41.61	$34.06	$—	$—

At December 31, 2014, the MEMP Segment had the following open commodity positions

	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,605,278	2,692,442	2,450,067	2,160,000	1,914,583
Weighted-average fixed price	$4.28	$4.40	$4.31	$4.51	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,940,000	2,508,333	415,000	115,000	—
Spread	$(0.12)	$(0.04)	$—	$0.15	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	314,281	332,813	326,600	312,000	160,000
Weighted-average fixed price	$90.96	$85.83	$84.38	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,500	95,000	—	—	—
Spread	$(7.07)	$(9.56)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	149,200	84,600	—	—	—
Weighted-average fixed price	$43.02	$41.49	$—	$—	$—

The MEMP Segment’s basis swaps as of December 31, 2014 included in the table above are presented on a disaggregated basis below:

	2015	2016	2017	2018
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,280,000	2,103,333	300,000	—
Spread - Henry Hub	$(0.11)	$(0.06)	$(0.05)	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000
Spread - Henry Hub	$(0.08)	$0.07	$0.14	$0.15

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	—	—	—
Spread - Henry Hub	$(0.25)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	—	—
Spread - Henry Hub	$(0.09)	$0.06	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,500	55,000	—	—
Spread - Brent	$(9.73)	$(13.35)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$—	$—

The change in hedged volumes between the current and preceding fiscal year is primarily due to restructuring existing 2018 crude oil and natural gas hedges for crude oil and NGL swaps that will settle in 2016 and changed in hedged volumes between the current and preceding fiscal year due to acquisitions and new drilling activity during 2015 for MRD and MEMP, respectively.

Interest Rate Risk

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. As of December 31, 2015, we did not have open interest rate swap positions.

At December 31, 2015, the MEMP Segment had the following interest rate swap open positions:

Credit Facility	2016	2017	2018
MEMP:
Average Monthly Notional (in thousands)	$400,000	$400,000	$100,000
Weighted-average fixed rate	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

At December 31, 2014, the MEMP Segment had the following interest rate swap open positions:

Credit Facility	2015	2016	2017
MEMP:
Average Monthly Notional (in thousands)	$314,167	$250,000	$250,000
Weighted-average fixed rate	1.349%	1.029%	1.620%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

The fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of MRD Senior Notes, MEMP’s 2022 Senior Notes and MEMP’s 2021 Senior Notes using quoted market prices. The carrying value (net of any discount or premium and debt issuance cost) is compared to the estimated fair value in the table below (in thousands):

	December 31, 2015
	Carrying	Estimated
Description	Amount	Fair Value
MRD Segment:
5.875% senior notes, fixed-rate, due May 1, 2022	$589,064	$525,000

MEMP Segment:
7.625% senior notes, fixed rate, due May 1, 2021	$680,858	$210,000
6.875% senior notes, fixed-rate, due August 1, 2022	$483,721	$149,097

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives and the sale of our oil and gas production, which we market to energy companies.

By using derivative and other financial instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the contract. When the fair value of a contract is positive, the counterparty is expected to owe us, which creates the credit risk. To minimize the credit risk in derivative and other financial instruments, it is our policy to enter into contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2015, our derivative and other financial contracts are with major financial institutions, certain of which are also lenders under our revolving credit facilities. While collateral is generally not required to be posted by counterparties, credit risk associated with these instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2015, MEMP had derivative net assets of $729.8 million. After taking into effect netting arrangements, MEMP had counterparty exposure of $380.9 million related to its derivative instruments. Had certain counterparties failed completely to perform according to the terms of their existing contracts, MEMP would have the right to offset $350.0 million against amounts outstanding under its revolving credit facility at December 31, 2015. At December 31, 2015, we had derivative and other financial assets of $365.4 million. After taking into effect netting arrangements, we had counterparty exposure of $169.1 million related to our derivative and other financial instruments. Had certain counterparties failed completely to perform according to the terms of their existing contracts, we would have the right to offset $196.3 million against amounts outstanding under our revolving credit facility at December 31, 2015. See Note 8 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our revolving credit facilities.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Company’s management, including our principal executive and financial officers, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria set forth under the COSO Framework.

KPMG LLP, the independent registered public accounting firm who audited the Company’s consolidated and combined financial statements included under “Item 8. Financial Statements and Supplementary Data” in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Memorial Resource Development Corp.:

We have audited Memorial Resource Development Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Memorial Resource Development Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Memorial Resource Development Corp. and subsidiaries as of December 31, 2015 and 2014, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2015, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2014, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated and combined financial statements..

/s/ KPMG LLP

Houston, Texas

February 24, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Directors,” “Corporate Governance Matters,” “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement relating to the Annual Meeting of Stockholders of Memorial Resource Development Corp. (the “Proxy Statement”) to be held May 13, 2016, each of which is incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Resource Development Corp.
(Registrant)

Date: February 24, 2016	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title (Position with Memorial Resource Development Corp.)	Date

/s/ Tony R. Weber	Chairman	February 24, 2016
Tony R. Weber

/s/ Jay C. Graham	Chief Executive Officer and Director	February 24, 2016
Jay C. Graham	(Principal Executive Officer)

/s/ Andrew J. Cozby	Senior Vice President and Chief Financial Officer	February 24, 2016
Andrew J. Cozby	(Principal Financial Officer)

/s/ Dennis G. Venghaus	Vice President and Chief Accounting Officer	February 24, 2016
Dennis G. Venghaus	(Principal Accounting Officer)

/s/ Scott A. Gieselman	Director	February 24, 2016
Scott A. Gieselman

/s/ Kenneth A. Hersh	Director	February 24, 2016
Kenneth A. Hersh

/s/ Robert A. Innamorati	Director	February 24, 2016
Robert A. Innamorati

/s/ Carol L. O’Neil	Director	February 24, 2016
Carol L. O’Neil

/s/ Pat Wood, III	Director	February 24, 2016
Pat Wood, III

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEMORIAL RESOURCE DEVELOPMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Memorial Resource Development Corp.:

We have audited the accompanying consolidated balance sheets of Memorial Resource Development Corp. and subsidiaries (the Company) as of December 31, 2015 and 2014, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2015, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Memorial Resource Development Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated and combined financial statements, the statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2014 have been prepared on a combined basis of accounting.

As discussed in Note 1 and Note 2 to the consolidated and combined financial statements, Memorial Resource Development Corp. changed its method of accounting for debt issuance costs effective January 1, 2014 due to the adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Additionally, as discussed in Note 1 and Note 2 to the consolidated and combined financial statements, Memorial Resource Development Corp. changed its method of accounting for deferred income taxes effective January 1, 2014 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Memorial Resource Development Corp. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 24, 2016

MEMORIAL RESOURCE DEVELOPMENT CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,175	$5,958
Accounts receivable:
Oil and natural gas sales	45,872	82,263
Joint interest owners and other	68,223	49,313
Short-term derivative instruments	500,311	340,056
Other financial instruments (Note 5)	46,106	—
Prepaid expenses and other current assets	13,017	23,203
Total current assets	675,704	500,793
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method (Note 2)	5,982,209	4,844,529
Other	26,826	33,815
Accumulated depreciation, depletion and impairment	(2,317,651)	(1,340,688)
Property and equipment, net	3,691,384	3,537,656
Long-term derivative instruments	553,101	435,369
Restricted investments	152,631	77,361
Other long-term assets	10,029	8,647
Total assets	$5,082,849	$4,559,826

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,849	$25,772
Accounts payable - affiliates	5,209	624
Revenues payable	61,047	57,352
Accrued liabilities (Note 2)	121,799	147,071
Short-term derivative instruments	2,850	3,289
Total current liabilities	224,754	234,108
Long-term debt—MRD Segment	1,012,064	770,545
Long-term debt—MEMP Segment	2,000,579	1,574,147
Asset retirement obligations	173,068	122,531
Long-term derivative instruments	1,441	—
Deferred tax liabilities	195,827	146,946
Other long-term liabilities	7,195	8,585
Total liabilities	3,614,928	2,856,862
Commitments and contingencies (Note 16)
Equity:
Stockholders' equity (deficit):
Preferred stock, $.01 par value: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 600,000,000 shares authorized; 205,293,743 shares issued and outstanding at December 31, 2015; 193,435,414 shares issued and outstanding at December 31, 2014	2,053	1,935
Additional paid-in capital	1,560,949	1,367,346
Accumulated earnings (deficit)	(740,175)	(786,871)
Total stockholders' equity	822,827	582,410
Noncontrolling interests	645,094	1,120,554
Total equity	1,467,921	1,702,964
Total liabilities and equity	$5,082,849	$4,559,826

See Accompanying Notes to Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For Year Ended December 31,
	2015	2014	2013
Revenues:
Oil & natural gas sales	$729,464	$970,747	$610,992
Other revenues	2,725	4,378	3,075
Total revenues	732,189	975,125	614,067

Costs and expenses:
Lease operating	193,102	161,303	111,798
Gathering, processing, and transportation	107,493	77,848	42,721
Gathering, processing, and transportation - affiliate	25,403	—	—
Exploration	11,286	16,603	2,356
Taxes other than income	40,724	45,751	27,146
Depreciation, depletion, and amortization	384,556	314,193	184,717
Impairment of proved oil and natural gas properties	616,784	432,116	6,600
Incentive unit compensation expense	35,142	943,949	43,279
General and administrative	102,959	87,673	82,079
Accretion of asset retirement obligations	7,542	6,306	5,581
(Gain) loss on commodity derivative instruments	(744,139)	(749,988)	(29,294)
(Gain) loss on sale of properties	(3,045)	3,057	(85,621)
Other, net	(665)	(12)	649
Total costs and expenses	777,142	1,338,799	392,011
Operating income (loss)	(44,953)	(363,674)	222,056
Other income (expense):
Interest expense, net	(154,128)	(133,833)	(69,250)
Loss on extinguishment of debt	—	(37,248)	—
Other, net	(979)	(337)	145
Total other income (expense)	(155,107)	(171,418)	(69,105)
Income (loss) before income taxes	(200,060)	(535,092)	152,951
Income tax benefit (expense)	(97,830)	(100,971)	(1,619)
Net income (loss)	(297,890)	(636,063)	151,332
Net income (loss) attributable to noncontrolling interest	(393,538)	126,788	49,830
Net income (loss) attributable to Memorial Resource Development Corp.	95,648	(762,851)	101,502
Net (income) loss allocated to members	—	(20,305)	(90,712)
Net (income) loss allocated to previous owners	—	(1,425)	(10,790)
Net (income) allocated to participating restricted stockholders	(734)	—	—
Net income (loss) available to common stockholders	$94,914	$(784,581)	$—

Earnings per common share: (Note 10)
Basic	$0.49	$(4.08)	$—
Diluted	$0.49	$(4.08)	$—
Weighted average common and common equivalent shares outstanding:
Basic	193,698	192,498	—
Diluted	193,698	192,498	—

See Accompanying Notes to Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(297,890)	$(636,063)	$151,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	384,556	314,193	184,717
Impairment of proved oil and natural gas properties	616,784	432,116	6,600
(Gain) loss on derivatives	(739,465)	(749,843)	(29,533)
Cash settlements (paid) received on expired derivative instruments	420,942	20,559	30,403
Cash settlements on terminated derivatives	140,188	5,326	—
Premiums paid for derivatives	(94,082)	(6,065)	—
Loss on extinguishment of debt	—	30,248	—
Amortization of deferred financing costs	8,881	7,436	8,343
Accretion of senior notes net discount	2,430	2,501	554
Accretion of asset retirement obligations	7,542	6,306	5,581
Amortization of equity awards	19,597	10,678	3,557
Settlement of asset retirement obligations	(1,430)	—	—
(Gain) loss on sale of properties	(3,045)	3,057	(85,621)
Non-cash compensation expense	35,142	916,218	1,057
Deferred income tax expense (benefit)	87,701	100,230	76
Exploration costs	2,163	14,953	181
Changes in operating assets and liabilities:
Accounts receivable	32,784	(17,635)	(15,758)
Prepaid expenses and other assets	10,004	(7,424)	(2,986)
Payables and accrued liabilities	1,410	21,208	19,320
Other	(301)	8,272	—
Net cash provided by operating activities	633,911	476,271	277,823
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(382,696)	(1,177,670)	(105,762)
Additions to oil and gas properties	(836,200)	(674,396)	(360,015)
Additions to other property and equipment	(3,789)	(17,067)	(2,670)
Additions to restricted investments	(5,690)	(3,976)	(5,361)
Other financial instruments	(46,106)	—	—
Deposits for property acquisitions	—	(215)	—
Decrease (increase) in restricted cash	—	49,946	(49,347)
Proceeds from the sale of oil and natural gas properties	14,192	6,700	155,712
Other	—	(301)	—
Net cash used in investing activities	(1,260,289)	(1,816,979)	(367,443)
Cash flows from financing activities:
Advances on revolving credit facilities	1,360,000	2,746,800	1,132,755
Payments on revolving credit facilities	(696,000)	(2,457,900)	(1,766,037)
Termination of second lien credit facility	—	(328,282)	—
Proceeds from the issuance of senior notes	—	1,092,425	1,031,563
Redemption of senior notes	(2,914)	(351,808)	—
Borrowings under second lien credit facility	—	—	325,000
Deferred financing costs	(1,839)	(30,334)	(41,175)
Purchase of additional interests in consolidated subsidiaries	(5,946)	(3,292)	(15,135)
Proceeds from MRD equity offering	242,880	408,500	—
Costs incurred in conjunction with MRD equity offering	(4,773)	(28,373)	—
Proceeds from MEMP equity offering	—	553,288	511,204
Costs incurred in conjunction with MEMP equity offering	—	(12,510)	(21,066)
Proceeds from changes in ownership interests in MEMP	—	—	135,012
Contributions from previous owners	—	—	1,214
Contributions from NGP affiliates related to sale of assets	860	1,165	2,013
Distributions to the Funds	—	—	(732,362)
Distribution to MRD Holdco	—	(59,803)	—
Distributions to noncontrolling interests	(163,007)	(149,084)	(78,083)
Distribution to NGP affiliates related to purchase of assets	—	(66,693)	(355,494)
Distribution to NGP affiliates related to sale of assets, net of cash received	—	(32,770)	—
Distributions made by previous owners	—	—	(4,005)
Cash retained by previous owners	—	—	(7,909)
MRD equity repurchases	(51,197)	(161)	—
MEMP equity repurchases	(54,184)	(11,531)	—
Restricted MEMP units returned to plan	(1,285)	(1,012)	—
Other	—	320	455
Net cash provided by financing activities	622,595	1,268,945	117,950
Net change in cash and cash equivalents	(3,783)	(71,763)	28,330
Cash and cash equivalents, beginning of period	5,958	77,721	49,391
Cash and cash equivalents, end of period	$2,175	$5,958	$77,721

See Accompanying Notes to Consolidated and Combined Financial Statements. See Supplemental cash flow information (Note 2)

MEMORIAL RESOURCE DEVELOPMENT CORP.

STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Stockholders' Equity			Members' Equity
	Common stock	Additional paid in capital	Accumulated earnings (deficit)	Members	Previous Owners	Noncontrolling Interest	Total
Balance, December 31, 2012	$—	$—	$—	$811,614	$233,433	$231,662	$1,276,709
Net income (loss)	—	—	—	90,712	10,790	49,830	151,332
Contributions	—	—	—	—	1,214	—	1,214
Net Proceeds from MEMP public equity offering	—	—	—	—	—	490,138	490,138
Sale of MEMP common units	—	—	—	60,701	—	74,311	135,012
Distributions	—	—	—	(732,362)	(4,005)	(78,083)	(814,450)
Net book value of net assets acquired from affiliates	—	—	—	50,751	(181,556)	130,805	—
Amortization of MEMP equity awards	—	—	—	—	—	3,558	3,558
Noncontrolling interest's share of cash consideration received in excess of the net book value sold to MEMP	—	—	—	(24)	—	24	—
Distribution to affiliate in connection with acquisition of assets	—	—	—	(98,180)	—	(253,055)	(351,235)
Purchase of noncontrolling interests	—	—	—	(303)	—	(14,832)	(15,135)
Impact of equity transactions of MEMP	—	—	—	54,183	—	(54,183)	—
Other	—	—	—	94	(2,299)	440	(1,765)
Net assets retained by previous owners	—	—	—	—	(17,246)	—	(17,246)
Balance, December 31, 2013	$—	$—	$—	$237,186	$40,331	$580,615	$858,132
Net income (loss)	—	—	(784,581)	20,305	1,425	126,788	(636,063)
Issuance of shares in connection with restructuring transactions (Note 1)	1,710	913,152	—	—	—	—	914,862
Issuance of shares in connection with initial public offering (Note 1)	215	379,962	—	—	—	—	380,177
Tax related effects in connection with restructuring transactions and initial public offering	—	(43,251)	—	—	—	—	(43,251)
Share repurchase	(1)	—	(2,214)	—	—	—	(2,215)
Restricted stock awards	11	(11)	—	—	—	—	—
Amortization of restricted stock awards	—	2,804	—	—	—	—	2,804
Contribution related to MRD Holdco incentive unit compensation expense (Note 12)	—	111,866	—	—	—	—	111,866
Purchase of noncontrolling interests	—	(2,881)	—	—	—	(411)	(3,292)
Contribution related to sale of assets to NGP affiliate	—	—	—	1,165	—	—	1,165
Net book value of assets sold to NGP affiliate	—	—	—	(621)	—	—	(621)
Net book value of assets acquired from NGP affiliates	—	—	—	45,059	(41,756)	—	3,303
Distribution to NGP affiliates in connection with acquisition of assets	—	—	—	(66,693)	—	—	(66,693)
Distribution of net assets to MRD Holdco	—	—	—	(123,078)	—	29,994	(93,084)
Distribution of shares received in connection with restructuring transactions to MRD Holdco	—	—	—	(110,510)	—	—	(110,510)
Net equity deemed contribution (distribution) related to net assets transferred to MEMP	—	5,327	—	(2,659)	—	(2,668)	—
Net proceeds from MEMP public equity offering	—	—	—	—	—	540,698	540,698
Distributions	—	—	—	—	—	(149,084)	(149,084)
Amortization of MEMP equity awards	—	—	—	—	—	7,874	7,874
MEMP common units repurchased	—	—	—	—	—	(12,903)	(12,903)
MEMP restricted units repurchased	—	—	—	—	—	(1,012)	(1,012)
Other	—	378	(76)	(154)	—	663	811
Balance, December 31, 2014	$1,935	$1,367,346	$(786,871)	$—	$—	$1,120,554	$1,702,964

Continued

See Accompanying Notes to Consolidated and Combined Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY CONTINUED

(In thousands)

	Stockholders' Equity
	Common stock	Additional paid in capital	Accumulated earnings (deficit)	Noncontrolling Interest	Total
Balance, December 31, 2014	$1,935	$1,367,346	$(786,871)	$1,120,554	1,702,964
Net income (loss)	—	—	95,648	(393,538)	(297,890)
Issuance of shares in connection with equity offering	138	242,742	—	—	242,880
Cost incurred in conjunction with equity offering	—	(4,402)	—	—	(4,402)
Share repurchase	(28)	—	(47,757)	—	(47,785)
Restricted stock awards	9	(9)	—	—	—
Amortization of restricted stock awards	—	8,788	—	—	8,788
Contributions	—	—	—	2,962	2,962
Contribution related to MRD Holdco incentive unit compensation expense (Note 12)	—	35,142	—	—	35,142
Net equity deemed contribution (distribution) related to MEMP property exchange (Note 1)	—	(127,149)	—	127,149	—
Deferred tax adjustments (Note 15)	—	38,778	—	—	38,778
Distributions	—	—	—	(163,007)	(163,007)
Subsidiary purchase of noncontrolling interests	—	—	—	(5,946)	(5,946)
Amortization of MEMP equity awards	—	—	—	10,809	10,809
MEMP common units repurchased	—	—	—	(53,999)	(53,999)
Restricted stock awards returned to plan	(1)	—	(1,195)	—	(1,196)
Other	—	(287)	—	110	(177)
Balance, December 31, 2015	$2,053	$1,560,949	$(740,175)	$645,094	$1,467,921

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

2014 Initial Public Offering and Restructuring Transactions

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

●

Certain former management members of WildHorse Resources, including Jay Graham, our Chief Executive Officer, contributed to us their outstanding incentive units in WildHorse Resources, as well as the remaining 0.1% of the membership interests in WildHorse Resources, and we issued 42,334,323 shares of our common stock and paid cash consideration of $30.0 million to Jay Graham and such other former management members of WildHorse Resources;

●	We entered into a registration rights agreement and a voting agreement with MRD Holdco, Jay Graham, our Chief Executive Officer, and certain other former management members of WildHorse Resources;
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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
●

MRD LLC distributed to MRD Holdco the following: (i) BlueStone Natural Resources Holdings, LLC (“BlueStone”), which sold substantially all of its assets in July 2013 for $117.9 million, MRD Royalty LLC, which owned certain leasehold interests and overriding royalty interests in Texas and Montana, MRD Midstream LLC, which owned an indirect interest in certain midstream assets in North Louisiana, Golden Energy and Classic Pipeline; (ii) 5,360,912 subordinated units of MEMP; (iii) the right to the remaining cash to be released from the debt service reserve account in connection with the redemption or earlier discharge of the PIK notes plus the cash received from us in reimbursement of the interest paid on June 15, 2014 in respect of the PIK notes; and (iv) approximately $6.7 million of cash received by MRD LLC in connection with the sale of Golden Energy’s assets in May 2014;

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Certain amounts in the prior year financial statements have been reclassified to conform to current presentation. Gathering, processing, and transportation costs were previously accounted for as revenue deductions and are now being presented as costs and expenses on our statements of operations on a separate line item.

We have elected to early adopt new accounting pronouncements related to the presentation of deferred taxes and debt issuance costs. The retrospective adjustments to the December 31, 2014 balance sheet are shown below.

	Previously Reported December 31, 2014	Adjustment Effect	December 31, 2014 As Adjusted
	(In thousands)
Prepaid expenses and other current assets	28,027	(4,824)	23,203
Other long-term assets	37,284	(28,637)	8,647
Accrued liabilities	199,000	(51,929)	147,071
Long-term debt—MRD Segment	783,000	(12,455)	770,545
Long-term debt—MEMP Segment	1,595,413	(21,266)	1,574,147
Deferred tax liabilities	95,017	51,929	146,946

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

We have two reportable business segments, both of which are engaged in the acquisition, exploration, development and production of oil and natural gas properties (See Note 14). Our reportable business segments are as follows:

●	MRD—reflects the combined operations of the Company and its consolidating subsidiaries except for MEMP and its subsidiaries.
●	MEMP—reflects the combined operations of MEMP and its subsidiaries.

Segment financial information has been retrospectively revised for the following common control transactions for comparability purposes:

●	acquisition by MEMP of certain assets in East Texas from MRD in February 2015 in exchange for approximately $78.4 million in cash and certain properties in North Louisiana (the “Property Swap”);
●	acquisition by MEMP of all the outstanding membership interests in Tanos Energy, LLC (“Tanos”) from MRD LLC for a purchase price of approximately $77.4 million on October 1, 2013;
●	acquisition by MEMP of all the outstanding membership interests in Prospect Energy, LLC (“Prospect Energy”) from Black Diamond for a purchase price of approximately $16.3 million on October 1, 2013;
●	acquisition by MEMP of certain of the oil and natural gas properties in Jackson County, Texas from MRD LLC for a purchase price of approximately $2.6 million on October 1, 2013; and
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

Concentrations of Credit Risk

Cash balances, accounts receivable, restricted investments and derivative and other financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. These restricted investments may consist of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities, all held with credit-worthy financial institutions. Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties. The credit worthiness of the counterparties is subject to continual review. We rely upon netting arrangements with counterparties to reduce credit exposure. Neither we nor our predecessor and the previous owners have experienced any losses from such instruments.

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, partnerships, individuals, and others who own interests in the properties operated by us, our predecessor, and the previous owners. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. Additionally, management believes that any credit risk imposed by a concentration in the oil and natural gas industry is mitigated by the creditworthiness of its customer base. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. We did not have any material write-offs related to uncollectible accounts during the years ended December 31, 2015, 2014 and 2013. Management determined that an allowance for uncollectible accounts was unnecessary at both December 31, 2015 and 2014, respectively.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On the sale or retirement of a complete or partial unit of a proved property or pipeline and related facilities, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts, and any gain or loss is recognized.

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2015, 2014, and 2013.

Oil and natural gas properties consisted of the following at the dates indicated:

	Years Ended December 31,
	2015	2014
	(In thousands)
Proved oil and natural gas properties	$5,353,594	$4,598,211
Support equipment and facilities	210,595	198,089
Unproved oil and natural gas properties	418,020	48,229
Total oil and natural gas properties	$5,982,209	$4,844,529

At December 31, 2015 and 2014, we had $201.0 million and $119.0 million, respectively, capitalized in proved oil and natural gas properties related to wells in various stages of drilling and completion, which have been excluded from the depletion base.

Oil and Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers, was engaged to audit our internally prepared reserves estimates at December 31, 2015. MEMP engaged Ryder Scott Company, L.P. (“Ryder Scott”) to audit MEMP’s internally prepared reserves estimates for all of MEMP’s proved reserves (by volume) at December 31, 2015.

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

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Impairment expense for the years ended December 31, 2015, 2014, and 2013 was approximately $616.8 million, $432.1 million and $6.6 million, respectively. See Note 4 for further discussion on impairments.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, the expense is reported in exploration expenses. We did not record any impairments related to unproved properties for the years ended December 31, 2015, 2014 and 2013.

Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. These investments are classified as held-to-maturity, and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense – net in the statement of operations. These restricted investments consist of money market deposit accounts, money market mutual funds, and commercial paper. See Note 7 for additional information.

Debt Issuance Costs

These costs are recorded on the balance sheet and amortized over the term of the associated debt using the straight-line method which generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2015, 2014, and 2013 was approximately $8.9 million, $7.4 million and $8.3 million, respectively.

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2015 or 2014.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2015	2014	2013
Consolidated & Combined:
Energy Transfer Equity, L.P. and subsidiaries	26%	33%	35%
Royal Dutch Shell plc and subsidiaries	11%	n/a	n/a
Sinclair Oil & Gas Company	11%	n/a	n/a

MRD Segment:
Energy Transfer Equity, L.P. and subsidiaries	56%	85%	86%
Plains Marketing, L.P.	11%	n/a	n/a

MEMP Segment:
Sinclair Oil & Gas Company	18%	11%	n/a
Phillips 66	12%	12%	14%
Royal Dutch Shell plc and subsidiaries	14%	n/a	n/a

Derivative and Other Financial Instruments

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

Embedded derivatives that are required to be bifurcated and accounted for separately are treated in the same manner as freestanding derivatives. Embedded derivatives are recorded at fair value, with the difference between the basis of the hybrid financial instrument and the fair value of the embedded derivative recorded as the carrying value of the host contract. See Note 5 for further information on certain commodity contracts that required bifurcation.

Capitalized Interest

We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. These capitalized costs are included within intangible drilling costs and amortized using the units of production method. For the year ended December 31, 2015 and 2014, we capitalized $7.4 million and $7.3 million of interest, respectively.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Income Tax

The Company uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the tax basis in assets and liabilities and their reported amounts in the financial statements and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized. The Company recognizes interest and penalties accrued to unrecognized tax benefits in other income (expense) in its consolidated statement of operations.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through effective settlement with a taxing authority.

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

Incentive Based Compensation Arrangements

The fair value of equity-classified awards (e.g., restricted stock awards) is amortized to earnings over the requisite service or vesting period. Compensation expense for liability-classified awards (e.g., phantom unit awards) is recognized over the requisite service or vesting period of an award based on the fair value of the award re-measured at each reporting period. Generally, no compensation expense is recognized for equity instruments that do not vest.

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

See Notes 11 and 12 for further information.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2015	2014
Accrued capital expenditures	$48,307	$80,350
Accrued interest payable	40,849	24,797
Accrued lease operating expense	18,874	16,403
Accrued general and administrative expenses	5,991	8,516
Accrued ad valorem taxes	1,583	8,870
Asset retirement obligation - current	1,175	—
Other miscellaneous, including operator advances	5,020	8,135
	$121,799	$147,071

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$126,087	$130,732	$61,140
Cash paid for taxes	8,632	838	168
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(32,043)	31,771	41,017
(Increase) decrease in accounts receivable related to acquisitions and divestitures	10,550	(6,706)	(4,301)
Assumptions of asset retirement obligations related to properties acquired or drilled	25,896	5,420	4,227
Accrued distribution to NGP affiliates related to Cinco Group acquisitions	—	—	4,352
Repurchase of equity under repurchase program	—	3,425	—

New Accounting Pronouncements

Balance Sheet Classification of Deferred Taxes.  In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have adopted this guidance as of December 31, 2015 and applied the disclosure requirements retrospectively to the consolidated financial statements and footnote disclosure.

Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued an accounting standards update that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  Disclosure of the effect on earnings of any amounts an acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date is required.  The disclosure is required for each affected income statement line item, and may be presented separately on the face of the income statement or in the notes to the financial statements.  The new guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company does not expect the impact of adopting this guidance to be material to the Company’s financial statements and related disclosures.

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

Presentation of Debt Issuance Cost. In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has chosen to adopt this standard and have applied this guidance in its consolidated financial statements and footnote disclosures.

In August 2015, the FASB issued an accounting standards update that incorporates SEC guidance clarifying that debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has elected this presentation in its consolidated financial statements and footnote disclosures as of December 31, 2015.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amendments to Consolidation Analysis. In February 2015, the FASB issued an accounting standards update to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted using either a full retrospective or a modified retrospective approach. Although the Company continues to assess the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures, we expect that MEMP will become a VIE. We believe we will continue to consolidate MEMP and become subject to the VIE primary beneficiary disclosure requirements. The deconsolidation of MEMP would have a material impact on our consolidated financial statements and related disclosures in the event there is a reconsideration event that triggers deconsolidation.

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

The fair values of proved oil and natural gas properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of proved oil and natural properties include estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital.

MEMP has consummated several common control acquisitions since completing its initial public offering in December 2011, as further discussed in Note 13, from certain affiliates of NGP. These acquisitions were each accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost.

Transaction-related costs

Transaction-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended December 31,
2015	2014	2013
$3,902	$6,668	$8,313

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2015 Acquisitions

On June 1, 2015, we entered into an oil and gas lease option agreement with a third party pursuant to which we have the right to obtain one or more oil and gas leases in North Louisiana and is exercisable through February 2017. The purchase price of this option was approximately $4.0 million. The purchase price has been capitalized as part of unproved properties and will be expensed if the option is not exercised.

On October 22, 2015, MRD closed a transaction to acquire certain proved and unproved oil and natural gas properties in North Louisiana from a third party for approximately $284.3 million (the “North Louisiana Acquisition”), of which $281.9 million of the purchase price was allocated to unproved oil and natural gas properties with the remainder allocated to proved oil and natural gas properties.

On November 3, 2015, MEMP acquired the remaining interest in its oil and gas properties offshore California from a third party for $94.6 million (the “Beta Properties”). Additionally, MEMP purchased the noncontrolling interests in San Pedro Bay Pipeline Company (“SPBPC”) for approximately $6.0 million. The following table summarizes the fair value of the assets acquired and liabilities assumed for the Beta Properties (in thousands):

Beta
Properties
Oil and gas properties	$40,029
Prepaid expenses and other current assets	840
Restricted investments	69,579
Derivative instruments	4,568
Accounts receivable - affiliates and other	4,499
Asset retirement obligations	(22,871)
Accrued liabilities	(2,010)
Total identifiable net assets	$94,634

2015 Divestitures

On April 17, 2015, MRD sold certain oil and natural gas properties in Colorado and Wyoming to a third party for approximately $13.6 million (the “Rockies Divestiture”) and recorded a gain of less than $0.1 million related to the sale.

During the year ended December 31, 2015, MEMP conducted an auction process administered by a third-party and sold interests in certain oil and gas properties located in the Permian Basin in various Texas and New Mexico counties to two third parties for an aggregate $0.6 million. In addition as part of that auction process, MEMP also sold interests in certain oil and gas properties located in the Permian Basin to a related party for approximately $0.9 million. See Note 13 for additional information regarding this related party divestiture.

2014 Acquisitions

On December 30, 2014, MRD acquired certain oil and natural gas producing properties from third parties in the Terryville Complex for approximately $71.9 million, after customary post-closing adjustments (the “Louisiana Acquisition”).

During the fourth quarter 2014, MRD acquired incremental interests in certain oil and gas properties and leases in the Terryville Complex from third parties in four separate transactions for an aggregate purchase price of approximately $24.0 million.

On July 1, 2014, MEMP consummated a transaction to acquire certain oil and natural gas liquids properties from a third party in Wyoming for an aggregate final purchase price of approximately $906.1 million (the “Wyoming Acquisition”). Revenues of $72.8 million were recorded in the statement of operations and generated earnings of approximately $22.9 million related to the Wyoming Acquisition subsequent to the closing date.

On March 25, 2014, MEMP closed a transaction to acquire certain oil and natural gas producing properties from a third party in the Eagle Ford for approximately $168.1 million (the “Eagle Ford Acquisition”). In addition, MEMP acquired a 30% interest in the seller’s Eagle Ford leasehold. During the year ended December 31, 2014, revenues of approximately $36.6 million were recorded in the statement of operations related to the Eagle Ford Acquisition subsequent to the closing date and MEMP generated earnings of approximately $16.3 million.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the fair value assessment of the assets acquired and liabilities assumed as of the acquisition dates (in thousands):

	MEMP	MEMP	MRD
	Eagle Ford	Wyoming	Louisiana
	Acquisition	Acquisition	Acquisition
Oil and gas properties	$168,606	$930,168	$72,141
Asset retirement obligations	(285)	(3,980)	(271)
Revenue Payable	—	(375)	—
Accrued liabilities	(250)	(19,693)	—
Total identifiable net assets	$168,071	$906,120	$71,870

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

	For the Year Ended December 31,
	2014	2013
MRD Consolidated and Combined	(In thousands)
Revenues	$1,066,324	$800,487
Net income (loss)	(602,044)	257,839
Basic and diluted earnings per share	$(4.08)	$—

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

	Louisiana	East Texas	Rockies
	Acquisition	Acquisition	Acquisition
Oil and gas properties	$68,887	$9,974	$20,744
Asset retirement obligations	(1,789)	(78)	(1,163)
Accrued liabilities	—	—	(118)
Total identifiable net assets	$67,098	$9,896	$19,463

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2015 and 2014, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, accounts receivables, other financial assets, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2015 and December 31, 2014. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.
The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2015 and December 31, 2014 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$1,136,757	$—	$1,136,757
Interest rate derivatives	—	—	—	—
Total assets	$—	$1,136,757	$—	$1,136,757

Liabilities:
Commodity derivatives	$—	$84,981	$—	$84,981
Interest rate derivatives	—	2,655	—	2,655
Total liabilities	$—	$87,636	$—	$87,636

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$845,759	$—	$845,759
Interest rate derivatives	—	1,305	—	1,305
Total assets	$—	$847,064	$—	$847,064

Liabilities:
Commodity derivatives	$—	$71,639	$—	$71,639
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$74,928	$—	$74,928

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

●

If sufficient market data is not available, the determination of the fair values of proved and unproved properties acquired in transactions accounted for as business combinations are prepared by utilizing estimates of discounted cash flow projections. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital. To compensate for the inherent risk of estimating and valuing unproved properties, the discounted future net revenues of probable and possible reserves are reduced by additional risk-weighting factors. The fair value of supporting equipment, such as plant assets, acquired in transactions accounted for as business combinations are commonly estimated using the depreciated replacement cost approach.

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

•

During the year ended December 31, 2014, the MRD Segment recognized $24.6 million of impairments.  The impairments primarily related to certain properties located in the Rockies as well as certain fields in North Louisiana. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to declining commodity prices. During the year ended December 31, 2015, the MRD Segment did not recognize any impairments.

•

During the year ended December 31, 2015, MEMP recognized $616.8 million of impairments. These impairments primarily related to certain properties located in East Texas, South Texas, the Permian Basin, Wyoming, and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. As a result of the impairments, the carrying value of these properties was reduced to approximately $408.6 million.

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

Note 5. Risk Management and Derivative and Other Financial Instruments

Derivative and other financial instruments are utilized to manage exposure to commodity price and interest rate fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production and borrowing related activities. These transactions limit exposure to declines in prices or increases in interest rates, but also limit the benefits that would be realized if prices increase or interest rates decrease.

Certain inherent business risks are associated with commodity and interest derivative contracts and other financial instruments, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, and other financial instruments only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative and other financial instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative and other financial asset receivables from the defaulting party. At December 31, 2015, MEMP had net derivative assets of $729.8 million. After taking into effect netting arrangements, MEMP had counterparty exposure of $380.9 million related to its derivative instruments of which $123.4 million was with a single counterparty. Had certain counterparties failed completely to perform according to the terms of their existing contracts, MEMP would have the right to offset $350.0 million against amounts outstanding under its revolving credit facility at December 31, 2015. At December 31, 2015, MRD had derivative and other financial assets of $365.4 million. After taking into effect netting arrangements, MRD had counterparty exposure of $169.1 million related to derivative and other financial instruments of which $86.8 million was with a single counterparty. Had certain counterparties failed completely to perform according to the terms of their existing contracts, MRD would have the right to offset $196.3 million against amounts outstanding under its revolving credit facility at December 31, 2015. See Note 8 for additional information regarding our revolving credit facilities.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Commodity Derivatives and Other Financial Instruments

We may use a combination of commodity derivatives and other financial instruments (e.g., floating-for-fixed swaps, put options, costless collars and basis swaps) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value; however, certain of our put option derivative instruments have a deferred premium, which reduces the asset. For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the applicable index price is below the strike price of the put, the Company receives the difference between the strike price and the applicable index price multiplied by the contract volumes less the premium. If the applicable index price settles at or above the strike price of the put, the Company pays only the premium at settlement. Cash settlements received on settled derivative positions during 2015 is net of deferred premiums of $8.0 million.

During the year ended December 31, 2015, MRD restructured its existing 2018 crude oil and natural gas hedges for crude oil and NGL swaps that will settle in 2016. Cash settlements of approximately $92.3 million from the terminated 2018 positions were received and applied as premiums for the new crude oil and NGL swaps. Certain contracts are classified as other financial instruments, which require bifurcation, based on the relationship between the fixed swap price and the market price at the restructure dates. Due to bifurcation, $46.1 million of the restructured contracts represents other financial assets at December 31, 2015.

In February 2015, MEMP restructured a portion of its commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor. Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives. In November 2015, MEMP had cash settlement receipts of $16.4 million from the termination of certain WTI crude oil derivatives that were applied as premiums for new Brent crude oil derivatives.  As a part of MEMP’s 2015 Beta Acquisition, MEMP acquired $4.6 million in derivatives. These derivatives were subsequently restructured by terminating “in-the-money” crude oil derivatives settling in 2015 through 2016 and entering into new crude oil derivatives.  Cash settlement receipts of approximately $4.4 million from the termination of the crude oil derivatives were applied as premiums for the new crude oil swaps.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At December 31, 2015, the MRD Segment had the following open commodity positions (excluding embedded derivatives):

	2016	2017
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,570,000	1,770,000
Weighted-average fixed price	$4.09	$4.24

Collar contracts:
Average Monthly Volume (MMBtu)	1,100,000	1,050,000
Weighted-average floor price	$4.00	$4.00
Weighted-average ceiling price	$4.71	$5.06

Purchased put option contracts:
Average Monthly Volume (MMBtu)	6,000,000	5,350,000
Weighted-average strike price	$3.51	$3.48
Weighted-average deferred premium paid	$(0.34)	$(0.32)

TGT Z1 basis swaps:
Average Monthly Volume (MMBtu)	1,120,000	200,000
Spread - Henry Hub	$(0.10)	$(0.08)

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	35,583	28,000
Weighted-average fixed price	$83.58	$84.70

Collar contracts:
Average Monthly Volume (Bbls)	27,000	—
Weighted-average floor price	$80.00	$—
Weighted-average ceiling price	$99.70	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	353,399	—
Weighted-average fixed price	$39.68	$—

At December 31, 2015, the MRD Segment had the following open embedded derivative positions:

2016
Oil Hybrid Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	27,080
Weighted-average fixed price	$46.51
Initial net investment price	62.16
Total contract swap price	$108.67

NGL Hybrid Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	83,101
Weighted-average fixed price	$15.84
Initial net investment price	25.98
Total contract swap price	$41.82

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At December 31, 2015, the MEMP Segment had the following open commodity positions:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	304,813	301,600	312,000	160,000
Weighted-average fixed price	$85.48	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	140,000	67,500	—	—
Spread	$(10.02)	$(7.82)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	213,100	43,300	—	—
Weighted-average fixed price	$35.64	$37.55	$—	$—

The MEMP Segment basis swaps included in the table above is presented on a disaggregated basis below:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	3,003,333	1,800,000	1,200,000	900,000
Spread - Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread - Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread - Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread - Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	100,000	37,500	—	—
Spread - Brent	$(12.29)	$(12.20)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	30,000	—	—
Spread - WTI	$(4.34)	$(2.35)	$—	$—

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreements to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At December 31, 2015, MEMP had the following interest rate swap open positions:

Credit Facility	2016	2017	2018
MEMP:
Average Monthly Notional (in thousands)	$400,000	$400,000	$100,000
Weighted-average fixed rate	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

On July 1, 2014, we elected to terminate the interest rate swaps associated with the MRD credit facility and in the aggregate paid our counterparties approximately $0.7 million. WildHorse Resources novated the interest rate swaps to MRD in connection with the closing of our initial public offering. The MRD segment did not have any interest rate swaps at December 31, 2015.

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2015 and 2014. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain affiliates, to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
Type	Balance Sheet Location	2015	2014	2015	2014
		(In thousands)
Commodity contracts	Short-term derivative instruments	$552,614	$378,908	$53,939	$38,852
Interest rate swaps	Short-term derivative instruments	—	—	1,214	3,289
Gross fair value		552,614	378,908	55,153	42,141
Netting arrangements	Short-term derivative instruments	(52,303)	(38,852)	(52,303)	(38,852)
Net recorded fair value	Short-term derivative instruments	$500,311	$340,056	$2,850	$3,289

Commodity contracts	Long-term derivative instruments	$584,143	$466,851	$31,042	$32,787
Interest rate swaps	Long-term derivative instruments	—	1,305	1,441	—
Gross fair value		584,143	468,156	32,483	32,787
Netting arrangements	Long-term derivative instruments	(31,042)	(32,787)	(31,042)	(32,787)
Net recorded fair value	Long-term derivative instruments	$553,101	$435,369	$1,441	$—

(Gains) & Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations since derivative instruments are not designated as hedging instruments for accounting and financial reporting purposes. The following table details the gains and losses related to derivative instruments for the years ending December 31, 2015, 2014, and 2013:

	Statements of	For the Year Ended December 31,
	Operations Location	2015	2014	2013
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(744,139)	$(749,988)	$(29,294)
Interest rate derivatives	Interest expense, net	4,674	145	(239)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 6. Asset Retirement Obligations

Asset retirement obligations primarily relate to our portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Asset retirement obligations at beginning of period	$122,531	$111,769	$102,380
Liabilities added from acquisitions or drilling	25,896	5,420	4,227
Liabilities settled	(1,430)	(588)	(170)
Revision of estimates	23,230	293	1,516
Liabilities removed upon sale of wells	(3,526)	(669)	(1,765)
Accretion expense	7,542	6,306	5,581
Asset retirement obligations at end of period	174,243	122,531	111,769
Less: Current portion	1,175	—	90
Asset retirement obligations - long-term portion	$173,068	$122,531	$111,679

The increase in revisions of estimates during 2015 is related to increases in estimated future plugging and abandonment costs compared to estimates made in prior periods as well as decreases to the estimated remaining economic well life for certain wells.

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties owned by MEMP. The components of the restricted investment balance are as follows at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
BOEM platform abandonment (See Note 16)	$144,008	$69,954
BOEM lease bonds	1,533	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	3,178	2,701
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$152,631	$77,361

On November 3, 2015, MEMP acquired the remaining interests in the Beta properties.  The restricted investments balance at December 31, 2015 represents 100% ownership of these properties compared to a 51.75% ownership at December 31, 2014.  See Note 3 for additional information.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated. The MEMP Segment debt included in the table below is nonrecourse to the Company (other than MEMP GP).

	December 31,	December 31,
	2015	2014
	(In thousands)
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$423,000	$183,000
5.875% senior unsecured notes, due July 2022 ("MRD Senior Notes") (1) (4)	600,000	600,000
Unamortized debt issuance costs	(10,936)	(12,455)
Subtotal	1,012,064	770,545

MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	836,000	412,000
7.625% senior unsecured notes, due May 2021 ("2021 Senior Notes") (2) (4)	700,000	700,000
6.875% senior unsecured notes, due August 2022 ("2022 Senior Notes") (3) (4)	496,990	500,000
Unamortized discounts	(14,114)	(16,587)
Unamortized debt issuance costs	(18,297)	(21,266)
Subtotal	2,000,579	1,574,147
Total long-term debt	$3,012,643	$2,344,692

(1)	The estimated fair value of this fixed-rate debt was $525.0 million and $534.0 million at December 31, 2015 and 2014, respectively.
(2)	The estimated fair value of this fixed-rate debt was $210.0 million and $563.5 million at December 31, 2015 and 2014, respectively.
(3)	The estimated fair value of this fixed-rate debt was $149.1 million and $380.0 million at December 31, 2015 and 2014, respectively.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. Each of the revolving credit facilities borrowing base is subject to redetermination on at least a semi-annual basis primarily based on estimated proved reserves. The borrowing base for MRD’s and MEMP’s revolving credit facility was the following at the date indicated:

December 31,
2015
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$1,000,000
MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	1,175,000

MRD Revolving Credit Facility

On June 18, 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

MRD 5.875% Senior Unsecured Notes

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

WildHorse Resources Revolving Credit Facility and Second Lien Facility

On April 3, 2013, WildHorse Resources entered into an amended and restated credit agreement. This revolving credit facility provided for aggregate maximum credit amounts at any time of $1.0 billion, consisting of borrowings and letters of credit. This revolving credit facility was due to mature on April 13, 2018. The borrowing base was subject to redetermination on at least a semi-annual basis. Borrowings under the revolving credit facility were to be secured by liens on substantially all of WildHorse Resources’ properties, but in any event, not less than 80% of the total value of the WildHorse Resources’ oil and natural gas properties.

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

MEMP Revolving Credit Facility & Senior Notes

Memorial Production Operating LLC (“OLLC”), a wholly-owned subsidiary of MEMP, is a party to a $2.0 billion revolving credit facility, which is guaranteed by MEMP and certain of its current and future subsidiaries.

Borrowings under the revolving credit facility are secured by liens on substantially all of MEMP’s properties, but in any event, not less than 80% of the total value of MEMP’s oil and natural gas properties, and all of MEMP’s equity interests in OLLC and any future guarantor subsidiaries and all of MEMP’s other assets including personal property. Additionally, borrowings under the revolving credit facility bear interest, at MEMP’s option, at: (i) the Alternative Base Rate defined as the greatest of (x) the prime rate as determined by the administrative agent, (y) the federal funds effective rate plus 0.50%, and (z) the one-month adjusted LIBOR plus 1.0% (adjusted upwards, if necessary, to the next 1/100th of 1%), in each case, plus a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage, or (iii) the applicable LIBOR Market Index plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base (or, if lower, the reduced commitment amount that has been elected) will be subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On July 17, 2014, the MEMP Issuers completed a private placement of $500.0 million aggregate principal amount of 6.875% senior unsecured notes (the “2022 Senior Notes”). The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2015. The 2022 Senior Notes are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The indenture governing the 2022 Senior Notes contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the 2022 Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the MEMP Issuers, all outstanding 2022 Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2022 Senior Notes may declare all the 2022 Senior Notes to be due and payable immediately.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Year Ended
Credit Facility	December 31,
	2015	2014	2013
MRD Segment:
MRD revolving credit facility	1.92%	1.99%	n/a
WildHorse Resources revolver terminated June 2014	n/a	4.04%	2.30%
WildHorse Resources second lien terminated June 2014	n/a	6.44%	7.60%
Black Diamond terminated November 2013	n/a	n/a	3.97%
MEMP Segment:
MEMP revolving credit facility	2.12%	2.67%	3.25%
WHT revolver terminated March 2013	n/a	n/a	2.29%
Tanos revolver terminated April 2013	n/a	n/a	3.10%
Stanolind revolver paid off by MEMP October 2013	n/a	n/a	3.52%
Boaz revolver terminated October 2013	n/a	n/a	2.97%
Crown revolver terminated October 2013	n/a	n/a	3.38%
MRD LLC revolver terminated December 2013	n/a	n/a	3.17%
Propel Energy revolver paid off by MEMP October 2013	n/a	n/a	3.08%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	December 31,	December 31,
	2015	2014
	(In thousands)
MRD Segment:
MRD revolving credit facility	$4,976	$4,285
MRD Senior Notes	10,936	12,455
MEMP Segment:
MEMP revolving credit facility	3,672	6,468
2021 Senior Notes	11,194	13,308
2022 Senior Notes	7,103	7,958
	$37,881	$44,474

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The Company’s authorized capital stock includes 600,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares since January 1, 2014:

Balance January 1, 2014	—
Shares of common stock issued	192,500,000
Shares of common stock repurchased	(123,797)
Restricted common shares issued (Note 11)	1,068,422
Restricted common shares forfeited	(9,211)
Balance December 31, 2014	193,435,414
Shares of common stock issued	13,800,000
Shares of common stock repurchased	(2,764,887)
Restricted common shares issued (Note 11)	938,558
Restricted common shares repurchased (1)	(60,773)
Restricted common shares forfeited	(54,569)
Balance December 31, 2015	205,293,743

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

See Note 11 for additional information regarding restricted common shares that were granted in connection with our long-term incentive plan. Restricted shares of common stock are participating securities and considered issued and outstanding on the grant date of restricted stock award.

On September 25, 2015, the Company issued 13,800,000 shares of common stock (including 1,800,000 shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock) to the public generating total net proceeds of approximately $238.1 million after deducting underwriting discounts and offering expenses. The net proceeds from the equity offering were used to temporarily pay down our revolving credit facility and subsequently re-borrowed to fund a portion of the purchase price of the North Louisiana Acquisition that closed on October 22, 2015.

Share Repurchase Program

In December 2014, the board of directors (“Board”) of the Company authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock from time to time on the open market, through block trades or otherwise and subject to market conditions, as well as corporate, regulatory, and other considerations. During the year ended December 31, 2014, 123,797 shares of common stock were repurchased and retired for a total cost of approximately $2.2 million.

MRD repurchased 2,764,887 shares of common stock under our repurchase program for an aggregate price of $47.8 million through March 16, 2015, which exhausted the December 2014 repurchase program. MRD has retired all of the shares of common stock repurchased and the shares of common stock are no longer issued or outstanding.

In April 2015, the Board authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock from time to time on the open market, through block trades or otherwise. The Company is not obligated to repurchase any dollar amount or specific number of shares of its common stock under the program, which may be suspended or discontinued at any time. The amount, timing and price of purchases will depend on market conditions and other factors. The Company did not repurchase any shares of common stock under this program through December 31, 2015.

Preferred Stock

Our amended and restated certificate of incorporation authorizes our Board, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time one or more classes or series of preferred stock, par value $0.01 per share, covering up to an aggregate of 50,000,000 shares of preferred stock. There are no shares of preferred stock issued and outstanding as of December 31, 2015.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Noncontrolling Interests

Noncontrolling interests is the portion of equity ownership in the Company’s consolidated subsidiaries not attributable to the Company and primarily consists of the equity interests held by the limited partners of MEMP. Prior to our initial public offering, certain current or former key employees of certain of MRD LLC’s subsidiaries also held equity interests in those subsidiaries.

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

MEMP repurchased 3,547,921 common units under its repurchase program for an aggregate price of $52.8 million through December 31, 2015. MEMP has retired all common units repurchased and the common units are no longer issued or outstanding. At December 31, 2015, MEMP had no authorized repurchases remaining under the MEMP repurchase program.

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

On November 3, 2015, MEMP purchased the noncontrolling interests in SPBPC for approximately $6.0 million as previously discussed in Note 3.

In connection with our initial public offering, certain former management members of WildHorse Resources, including Mr. Graham, contributed their 0.1% membership interest in WildHorse Resources as well as their incentive units in exchange for shares of our common stock and cash consideration of $30.0 million. The difference between the carrying amount of the noncontrolling interest of $0.4 million and the fair value of the consideration paid of $3.3 million was recognized directly in stockholders’ equity as additional paid in capital. See Note 12 for further information.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Earnings per share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the period indicated (in thousands, except per share amounts):

	For the Year Ended
	December 31,
	2015	2014
Numerator:
Net income (loss) available to common stockholders	$94,914	$(784,581)

Denominator:
Weighted average common shares outstanding	193,698	192,498
Incremental treasury stock method shares (1)	469	203

Basic EPS	$0.49	$(4.08)
Diluted EPS (1)	$0.49	$(4.08)

(1)	The Company determines the more dilutive of either the two-class method or the treasury stock method for diluted EPS. The two-class method was more dilutive for each period presented.

Note 11. Long-Term Incentive Plans

MRD

In June 2014, our Board adopted the Memorial Resource Development Corp. 2014 Long Term Incentive Plan (“MRD LTIP”) for the employees of the Company and the Board. The MRD LTIP became effective upon filing of a registration statement on Form S-8 with the SEC on June 18, 2014. The MRD LTIP provides for potential grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock, dividend equivalents, performance awards, annual incentive awards, and other stock-based awards. The MRD LTIP initially limits the number of common shares that may be delivered pursuant to awards under the plan up to 19,250,000 common shares. Common shares that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The MRD LTIP will be administered by our Board or a committee thereof. Restricted stock awards granted to our employees subsequent to our initial public offering generally vest ratably on a three-year annual vesting schedule from the date of the grant.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes information regarding restricted common share awards granted under the MRD LTIP for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common shares outstanding at January 1, 2014	—	$—
Granted (2)	1,068,422	$19.00
Forfeited	(9,211)	$19.00
Restricted common shares outstanding at December 31, 2014	1,059,211	$19.00
Granted (3)	938,558	$18.80
Forfeited	(54,569)	$18.83
Vested	(274,355)	$19.00
Restricted common shares outstanding at December 31, 2015	1,668,845	$18.89

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common share awards issued in 2014 was $20.3 million based on grant date market price of $19.00 per share
(3)	The aggregate grant date fair value of restricted common share awards issued in 2015 was $17.6 million based on grant date market prices ranging from $17.58 to $18.91 per share.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Year Ended December 31,
2015	2014
$8,788	$2,804

The unrecognized compensation cost associated with restricted common share awards was an aggregate $25.1 million at December 31, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.42 years.

Subsequent event. An award of 8,023 shares of restricted stock was granted to each of our independent directors on January 8, 2016 and will vest one year from the date of grant.

MEMP

In December 2011, the Memorial Production Partners GP LLC Long-Term Incentive Plan (“MEMP LTIP”) was adopted for employees, officers, consultants and directors of MEMP GP and any of its affiliates who perform services for MEMP. The MEMP LTIP consists of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights (“DERs”), other unit-based awards and unit awards. The MEMP LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 2,142,221 common units. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards.

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

The following table summarizes information regarding restricted common unit awards granted under the MEMP LTIP for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2012	285,609	$18.08
Granted (2)	524,718	$18.83
Forfeited	(11,734)	$17.24
Vested	(91,666)	$18.31
Restricted common units outstanding at December 31, 2013	706,927	$18.62
Granted (3)	684,954	$22.39
Forfeited	(38,294)	$20.54
Vested	(260,067)	$18.56
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (4)	827,704	$14.90
Forfeited	(69,059)	$18.35
Vested	(483,627)	$20.37
Restricted common units outstanding at December 31, 2015	1,368,538	$17.61

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2013 was $9.9 million based on grant date market prices ranging from $18.33 to $20.35 per unit.
(3)	The aggregate grant date fair value of restricted common unit awards issued in 2014 was $15.3 million based on grant date market prices ranging from $21.99 to $23.40 per unit.
(4)	The aggregate grant date fair value of restricted common unit awards issued in 2015 was $12.3 million based on grant date market prices ranging from $6.20 to $15.45 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Year Ended December 31,
2015	2014	2013
$10,809	$7,874	$3,558

The unrecognized compensation cost associated with restricted common unit awards was $16.5 million at December 31, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.8 years. Since the restricted common units are participating securities, any distributions received by the restricted common unitholders are included in distributions to noncontrolling interests as presented on our statements of consolidated and combined cash flows.

Subsequent event. On January 8, 2015, MEMP issued a total of 155,601 phantom units to the independent directors of MEMP GP, which vest 100% after a one year period. Upon vesting, the phantom units will settle (i) in cash, (ii) in a number of common units equal to the number of vested units or (iii) a combination of cash and units.  The phantom unit awards also include DERs which stipulate that if there is a distribution paid on the common units, the independent directors are entitled to receive a cash payment with respect to each phantom unit equal to the cash distribution paid per unit to common unit holders.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In connection with the PIK notes issued in December 2013, a special distribution of $10.0 million to holders of WildHorse’s Tier 1 incentive units was deemed probable of occurring. This amount was recognized as compensation expense in December 2013.

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

We recognized $35.2 million and $111.9 million of compensation expense in 2015 and 2014, respectively, offset by a deemed capital contribution from MRD Holdco and the unrecognized compensation expense of approximately $58.8 million as of December 31, 2015 will be recognized over the remaining expected service period of 1.42 years.

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

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Exchanged Incentive Units	Subsequent Incentive Units
Valuation date	12/31/2015	12/31/2015
Dividend yield	0%	0%
Expected volatility	51.30%	51.30%
Risk-free rate	0.82%	0.82%
Expected life (years)	1.42	1.42

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Amounts due to MRD Holdco and certain affiliates of NGP at December 31, 2015 and 2014 are presented as “Accounts payable – affiliates” in the accompanying balance sheets.

NGP Affiliated Companies

During the year ended December 31, 2015, MRD paid approximately $8.5 million to Cretic Energy Services, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

During the year ended December 31, 2015, MRD paid approximately $2.3 million to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

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

As a result of these transactions, WildHorse Resources paid NGPCIF a total of $2.6 million during 2013. NGPCIF owed WildHorse Resources $0.2 million at December 31, 2013.

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

Transactions Between the Previous Owners and NGP Affiliates

The previous owners sold certain interests in oil and gas properties offshore Louisiana on October 11, 2012. The remaining proceeds of approximately $2.0 million were released from escrow in April 2013.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

October 2013 Cinco Group Acquisition

On October 1, 2013, MEMP acquired, through equity and asset transactions, oil and natural gas properties primarily in the Permian Basin, East Texas and the Rockies from MRD LLC and certain affiliates of NGP for an aggregate purchase price of approximately $603 million (subject to customary post-closing adjustments), of which approximately $507.1 million was received by certain affiliates of NGP. We refer to this transaction as the “Cinco Group acquisition.” The Cinco Group acquisition was funded with borrowings under MEMP’s revolving credit facility. The Cinco Group acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. The net assets acquired were as follows (in thousands):

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

Other Acquisitions or Dispositions

On November 2, 2015, in connection with an auction process administered by a third-party, MEMP divested certain oil and gas properties in the Permian Basin to an affiliate of NGP for a purchase price of approximately $0.9 million. Due to common control considerations, the proceeds from the sale exceeded the net book value of the properties by $0.7 million and is recognized as a contribution in the equity statement.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Voting Agreement

In connection with the closing of our initial public offering, we entered into a voting agreement with MRD Holdco, WHR Incentive LLC, a limited liability company beneficially owned by Messrs. Bahr and Graham, and certain former management members of WildHorse Resources, including Graham, who contributed their ownership of WildHorse Resources to us in the restructuring transactions. Among other things, the voting agreement provides that Graham and those former management members of WildHorse Resources will vote all of their shares of our common stock as directed by MRD Holdco.

The voting agreement also provides MRD Holdco with the right to designate up to three nominees to the Board, provided that such number of nominees shall be reduced to two, one and zero if the Funds and their affiliates collectively own less than 35%, 15%, and 5% respectively, of the outstanding shares of our common stock. The voting agreement also requires us and the stockholders party thereto to take all necessary actions, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), including voting their shares of our common stock, to cause the election of the nominees designated by MRD Holdco. In addition, the voting agreement provides that for so long as MRD Holdco has the right to designate two directors to the Board, we will cause any committee of the Board to include in its membership at least one director designated by MRD Holdco, except to the extent that such membership would violate applicable securities laws or stock exchange rules.

Services Agreement

In connection with the closing of our initial public offering, we entered into a services agreement with WildHorse Resources and WHR Management Company, pursuant to which WHR Management Company agreed to provide operating and administrative services to us for twelve months relating to the Terryville Complex. In exchange for such services, we paid a monthly management fee to WHR Management Company of approximately $1.0 million excluding third party COPAS income credits.

Upon the closing of our initial public offering, WHR Management Company became a subsidiary of WildHorse Resources II, LLC, an affiliate of the Company. NGP, Graham and certain former management members of WildHorse Resources own WHR II.

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

Other Agreements

Certain of the Cinco Group entities entered into advisory service, reimbursement, and indemnification agreements with NGP. These agreements generally required that an annual advisory fee be paid to NGP. Fees paid under these agreements for the year ended December 31, 2013 were approximately $0.3 million.

Midstream Agreements

Prior to our initial public offering, we entered into various midstream service agreements with affiliates of PennTex Midstream Partners, LP (“PennTex”), an affiliate of NGP, for the gathering, processing and transportation of natural gas and NGLs.  Additionally, we entered into an area of mutual interest and exclusivity agreement (“AMI”) with PennTex pursuant to which PennTex has the exclusive right to provide midstream services to support our current and future production in North Louisiana on our operated acreage within such area (other than production subject to existing third-party commitments).

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

PennTex is a publicly traded master limited partnership.  MRD Midstream LLC (“MRD Midstream”), a wholly-owned subsidiary of MRD Holdco, has ownership interests in both PennTex and its general partner. In addition to a 5.25% membership interest in PennTex’s general partner, MRD Midstream also owns approximately 18.4% of PennTex’s limited partner interests and 5.25% of its incentive distribution rights.

The amended and restated gas processing agreement, (“GPA”) has a 15-year primary term, subject to one-year extensions at either party’s election.  Processing fees under the GPA are subject to annual inflation escalators. Under the GPA, the Company has agreed to deliver a minimum volume of gas for processing through the term of the agreement measured on a cumulative basis based on specified daily minimum volume thresholds. Any volumes of gas delivered up to the then-applicable daily minimum volume threshold are considered firm reserved gas and are charged the firm fixed-commitment fee, and any volumes delivered in excess of such threshold are considered interruptible volumes and are charged the interruptible-service fixed fee.  Pursuant to the GPA, any deficiency payments made by the Company under the GPA will be treated as prepaid processing fees by PennTex (except for the June 2015 deficiency payment). These charges do not expire until the end of the primary term of the GPA.  Quarterly deficiency payments are based on the firm-commitment fixed fee. The following table summarizes the minimum volume commitment (“MVC”) and fees associated with the GPA.

Period	MVC (MMBtu/d)	Firm Fee ($/MMBtu)	Interruptible Fee ($/MMBtu)
June 1, 2015 to September 30, 2015	115,000	0.435	0.470
October 1, 2015 to June 30, 2016	345,000	0.435	0.470
July 1, 2016 to June 30, 2026 (1)	460,000	0.435	0.350
July 1, 2026 to June 1, 2030	345,000	0.435	0.350
June 2, 2030 to October 1, 2030	115,000	0.435	0.350

(1)	The firm fee is reduced to $0.35 $/MMBtu for volumes in excess of 345,000 MMBtu/d.

The gas gathering agreement, as amended, (“GGA”) has a 15-year primary term, subject to one-year extensions at either party’s election. The Company pays fees for gathering services provided by PennTex, including a firm capacity reservation payment through November 30, 2019 and a usage fee component that is subject to a minimum volume commitment. The GGA also has an annual “use it or lose it” deficiency provision that is based on the usage fee.  The minimum volume commitment under the GGA is linked to the minimum volume commitment under the GPA.

Period	MVC (MMBtu/d)	Firm Fee ($/MMBtu)	Usage Fee ($/MMBtu)
June 1, 2015 to June 1, 2030	460,000	0.03	n/a
June 1, 2016 to December 31, 2025	115,000	n/a	0.02
October 1, 2015 to June 30, 2016	345,000	n/a	0.02
July 1, 2016 to November 30, 2019	460,000	n/a	0.02
December 1, 2019 to June 30, 2026	460,000	n/a	0.05
July 1, 2026 to June 1, 2030	345,000	n/a	0.05

The gas transportation agreement, as amended, (“GTA”) has a 15-year primary term, subject to one-year extensions at either party’s election.  The GTA provides for the transportation of residue gas through PennTex’s residue gas pipeline from the outlet of their processing plants to delivery points at interconnections with third-party natural gas transportation pipelines.  The Company pays a usage fee for all volumes transported under the GTA. The GTA includes a plant tailgate dedication pursuant to which all of the Company’s residue gas produced from the PennTex’s processing plants are delivered for transportation on their residue gas pipeline.  The GTA also includes a fixed monthly demand charge to provide priority firm service.  The following table summarizes the fees associated with the GTA:

Period	Demand Fee ($/month)	Usage Fee ($/MMBtu)
June 1, 2015 to June 1, 2030	n/a	0.04
January 1, 2016 to December 31, 2025	360,000	n/a

The transportation services agreement (“TSA”) provides for the transportation of NGLs through PennTex’s NGL pipeline from the outlet of their processing plants to a third party delivery point. The Company pays a usage fee for all volumes transported under the TSA. The TSA includes a plant tailgate dedication pursuant to which all of the Company’s NGLs produced from PennTex’s processing plants are delivered for transportation on the its NGL pipeline. The following table summarizes the fees associated with the TSA:

Period	Usage Fee ($/gallon)
October 1, 2015 to October 1, 2030	0.04

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

All net costs associated with these agreements are reflected in the statement of operations in the “Gathering processing, and transportation – affiliate” line.

Classic Pipeline Gas Gathering Agreement & Water Disposal Agreement

On November 1, 2011, Classic Hydrocarbons Operating, LLC (“Classic Operating”), which became our wholly-owned subsidiary in connection with the restructuring transactions, and Classic Pipeline entered into a gas gathering agreement. Pursuant to the gas gathering agreement, Classic Operating dedicated to Classic Pipeline all of the natural gas produced (up to 50,000 MMBtus per day) on the properties operated by Classic Operating within certain counties in Texas through 2020, subject to one-year extensions at either party’s election. On May 1, 2014, Classic Operating and Classic Pipeline amended the gas gathering agreement with respect to Classic Operating’s remaining assets located in Panola and Shelby Counties, Texas. Under the amended gas gathering agreement, Classic Operating agreed to pay a fee of (i) $0.30 per MMBtu, subject to an annual 3.5% inflationary escalation, based on volumes of natural gas delivered and processed, and (ii) $0.07 per MMBtu per stage of compression plus its allocated share of compressor fuel. The amended gas gathering agreement had a term until December 31, 2023, subject to one-year extensions at either party’s election. The amended gas gather agreement was terminated in November 2015 in connection with a third party’s acquisition of Classic Pipeline’s Joaquin gathering system.

On May 1, 2014, Classic Operating and Classic Pipeline entered into a water disposal agreement. The water disposal agreement had a three-year term, subject to one-year extensions at either party’s election. Under the water disposal agreement, Classic Operating agreed to pay a fee of $1.10 per barrel for each barrel of water delivered to Classic Pipeline. Effective July, 1 2015, the fee was reduced to $0.40 per barrel for each barrel of water delivered to Classic Pipeline.

In February 2015, in connection with and as part of the Property Swap, Classic sold all of the equity interests owned by it in Classic Operating to OLLC, a wholly-owned subsidiary of MEMP, and Classic and Classic GP were merged into MRD Operating in March 2015.

Classic Pipeline assigned its saltwater disposal system to OLLC in November 2015. Due to common control considerations, we recorded the receipt of this asset at historical cost and recognized approximately $2.1 million as a contribution in the equity statement.

For the years ended December 31, 2015, 2014 and 2013, MEMP incurred gathering and salt water disposal fees of approximately $3.6 million, $1.8 million and $0.6 million, respectively, from Classic Pipeline, an affiliate.

Note 14. Business Segment Data

Our reportable business segments are organized in a manner that reflects how management manages those business activities.

We have two reportable business segments, both of which are engaged in the acquisition, exploration, development and production of oil and natural gas properties. Our reportable business segments are as follows:

●	MRD—reflects the combined operations of the Company and its consolidating subsidiaries except for MEMP and its subsidiaries.
●	MEMP—reflects the combined operations of MEMP and its subsidiaries.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents selected business segment information for the periods indicated (in thousands):

			Other,	Consolidated
			Adjustments &	& Combined
	MRD	MEMP	Eliminations	Totals
Total revenues:
For the Year Ended December 31, 2015	374,042	358,147	—	732,189
For the Year Ended December 31, 2014	409,082	566,043	—	975,125
For the Year Ended December 31, 2013	219,552	394,515	—	614,067
Adjusted EBITDA: (1)
For the Year Ended December 31, 2015	370,889	340,392	(252)	711,029
For the Year Ended December 31, 2014	316,317	337,560	(6,144)	647,733
For the Year Ended December 31, 2013	175,994	244,094	(25,232)	394,856
Segment assets: (2)
As of December 31, 2015	2,177,492	2,906,003	(646)	5,082,849
As of December 31, 2014	1,401,313	3,168,494	(9,981)	4,559,826
Total cash expenditures for additions to long-lived assets:
For the Year Ended December 31, 2015	890,226	332,459	—	1,222,685
For the Year Ended December 31, 2014	487,001	1,382,133	—	1,869,134
For the Year Ended December 31, 2013	254,724	213,723	—	468,447

(1)

Adjustments and eliminations for the years ended December 31, 2015, 2014 and 2013 include amounts related to the MRD Segment’s equity investments in the MEMP Segment as well the elimination of $0.3 million, $6.1 million and $26.0 million of cash distributions that MEMP paid MRD Segment for the years ended December 31, 2015, 2014 and 2013, respectively, related to MRD Segment’s partnership interests in MEMP.

(2)	Adjustments and eliminations primarily represent the elimination of the MRD Segment’s equity investments in the MEMP Segment.

Calculation of Reportable Segments’ Adjusted EBITDA

	For the Year Ended December 31, 2015
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$97,274	$(395,491)	$(298,217)
Interest expense, net	39,396	114,732	154,128
Income tax expense (benefit)	100,005	(2,175)	97,830
DD&A	188,742	195,814	384,556
Impairment of proved oil and natural gas properties	—	616,784	616,784
Accretion of AROs	417	7,125	7,542
(Gain) loss on commodity derivative instruments	(281,249)	(462,890)	(744,139)
Cash settlements received (paid) on expired commodity derivative instruments	170,899	254,047	424,946
(Gain) loss on sale of properties	(47)	(2,998)	(3,045)
Transaction related costs	1,974	1,928	3,902
Incentive-based compensation expense	43,930	10,809	54,739
Exploration costs	8,969	2,317	11,286
Insurance recoveries related to environmental remediation	—	(1,216)	(1,216)
Loss on settlement of AROs	—	1,606	1,606
Non-cash equity (income) loss from MEMP	327	—	327
Cash distributions from MEMP	252	—	252
Adjusted EBITDA	$370,889	$340,392	$711,281

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2014
			Combined
	MRD	MEMP	Totals
		(In thousands)
Net income (loss)	$(764,333)	$115,614	$(648,719)
Interest expense, net	50,283	83,550	133,833
Income tax expense (benefit)	102,392	(1,421)	100,971
Loss on extinguishment of debt	37,248	—	37,248
DD&A	128,238	185,955	314,193
Impairment of proved oil and natural gas properties	24,576	407,540	432,116
Accretion of AROs	533	5,773	6,306
(Gain) loss on commodity derivative instruments	(257,734)	(492,254)	(749,988)
Cash settlements received (paid) on expired commodity derivative instruments	9,166	13,522	22,688
(Gain) loss on sale of properties	3,057	—	3,057
Transaction related costs	2,305	4,363	6,668
Incentive-based compensation expense	946,753	7,874	954,627
Exploration costs	13,853	2,750	16,603
Provision for environmental remediation	—	2,852	2,852
Loss on office lease	1,180	1,442	2,622
Non-cash equity (income) loss from MEMP	12,656	—	12,656
Cash distributions from MEMP	6,144	—	6,144
Adjusted EBITDA	$316,317	$337,560	$653,877

	For the Year Ended December 31, 2013
			Combined
	MRD	MEMP	Totals
		(In thousands)
Net income (loss)	$91,390	$61,005	$152,395
Interest expense, net	24,948	44,302	69,250
Income tax expense (benefit)	1,311	308	1,619
DD&A	70,903	113,814	184,717
Impairment of proved oil and natural gas properties	2,528	4,072	6,600
Accretion of AROs	593	4,988	5,581
(Gain) loss on commodity derivative instruments	(3,161)	(26,133)	(29,294)
Cash settlements received (paid) on expired commodity derivative instruments	8,481	23,638	32,119
(Gain) loss on sale of properties	(82,773)	(2,848)	(85,621)
Transaction related costs	1,584	6,729	8,313
Incentive-based compensation expense	34,997	11,840	46,837
Non-cash based compensation expense	—	1,057	1,057
Exploration costs	1,034	1,322	2,356
Non-cash equity (income) loss from MEMP	(1,847)	—	(1,847)
Cash distributions from MEMP	26,006	—	26,006
Adjusted EBITDA	$175,994	$244,094	$420,088

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents a reconciliation of total reportable segments’ Adjusted EBITDA to net income (loss) for each of the periods indicated (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Total Reportable Segments' Adjusted EBITDA	$711,281	$653,877	$420,088
Adjustments to reconcile Adjusted EBITDA to net income (loss):
Interest expense, net	(154,128)	(133,833)	(69,250)
Loss on extinguishment of debt	—	(37,248)	—
Income tax benefit (expense)	(97,830)	(100,971)	(1,619)
DD&A	(384,556)	(314,193)	(184,717)
Impairment of proved oil and natural gas properties	(616,784)	(432,116)	(6,600)
Accretion of AROs	(7,542)	(6,306)	(5,581)
Gains (losses) on commodity derivative instruments	744,139	749,988	29,294
Cash settlements received (paid) on expired commodity derivative instruments	(424,946)	(22,688)	(32,119)
Gain (loss) on sale of properties	3,045	(3,057)	85,621
Transaction related costs	(3,902)	(6,668)	(8,313)
Incentive-based compensation expense	(54,739)	(954,627)	(46,837)
Non-cash based compensation expense	—	—	(1,057)
Exploration costs	(11,286)	(16,603)	(2,356)
Cash distributions from MEMP	(252)	(6,144)	(26,006)
Insurance recoveries related to environmental remediation	1,216	—	—
Provision for environmental remediation	—	(2,852)	—
Loss on office lease	—	(2,622)	—
Loss on settlement of AROs	(1,606)	—	—
Other non-cash equity (income) loss	—	—	784
Net income (loss)	$(297,890)	$(636,063)	$151,332

Included below is our consolidated and combined statement of operations disaggregated by reportable segment for the period indicated (in thousands):

	For the Year Ended December 31, 2015
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$374,042	$355,422	$—	$729,464
Other revenues	—	2,725	—	2,725
Total revenues	374,042	358,147	—	732,189

Costs and expenses:
Lease operating	24,903	168,199	—	193,102
Gathering, processing, and transportation	72,554	34,939	—	107,493
Gathering, processing, and transportation - affiliate	25,403	—	—	25,403
Exploration	8,969	2,317	—	11,286
Taxes other than income	14,896	25,828	—	40,724
Depreciation, depletion, and amortization	188,742	195,814	—	384,556
Impairment of proved oil and natural gas properties	—	616,784	—	616,784
Incentive unit compensation expense	35,142	—	—	35,142
General and administrative	46,288	56,671	—	102,959
Accretion of asset retirement obligations	417	7,125	—	7,542
(Gain) loss on commodity derivative instruments	(281,249)	(462,890)	—	(744,139)
(Gain) loss on sale of properties	(47)	(2,998)	—	(3,045)
Other, net	—	(665)	—	(665)
Total costs and expenses	136,018	641,124	—	777,142
Operating income (loss)	238,024	(282,977)	—	(44,953)
Other income (expense):
Interest expense, net	(39,396)	(114,732)	—	(154,128)
Earnings from equity investments	(327)	—	327	—
Other, net	(1,022)	43	—	(979)
Total other income (expense)	(40,745)	(114,689)	327	(155,107)
Income (loss) before income taxes	197,279	(397,666)	327	(200,060)
Income tax benefit (expense)	(100,005)	2,175	—	(97,830)
Net income (loss)	$97,274	$(395,491)	$327	$(297,890)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2014
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined
Revenues:
Oil & natural gas sales	$409,070	$561,677	$—	$970,747
Other revenues	12	4,366	—	4,378
Total revenues	409,082	566,043	—	975,125

Costs and expenses:
Lease operating	17,570	143,733	—	161,303
Gathering, processing, and transportation	45,956	31,892	—	77,848
Exploration	13,853	2,750	—	16,603
Taxes other than income	12,610	33,141	—	45,751
Depreciation, depletion, and amortization	128,238	185,955	—	314,193
Impairment of proved oil and natural gas properties	24,576	407,540	—	432,116
Incentive unit compensation expense	943,949	—	—	943,949
General and administrative	38,549	49,124	—	87,673
Accretion of asset retirement obligations	533	5,773	—	6,306
(Gain) loss on commodity derivative instruments	(257,734)	(492,254)	—	(749,988)
(Gain) loss on sale of properties	3,057	—	—	3,057
Other, net	(1)	(11)	—	(12)
Total costs and expenses	971,156	367,643	—	1,338,799
Operating income (loss)	(562,074)	198,400	—	(363,674)
Other income (expense):
Interest expense, net	(50,283)	(83,550)	—	(133,833)
Loss on extinguishment on debt	(37,248)	—	—	(37,248)
Earnings from equity investments	(12,656)	—	12,656	—
Other, net	320	(657)	—	(337)
Total other income (expense)	(99,867)	(84,207)	12,656	(171,418)
Income before income taxes	(661,941)	114,193	12,656	(535,092)
Income tax benefit (expense)	(102,392)	1,421	—	(100,971)
Net income (loss)	$(764,333)	$115,614	$12,656	$(636,063)

	For the Year Ended December 31, 2013
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated & Combined Totals
Revenues:
Oil & natural gas sales	$219,552	$391,440	$—	$610,992
Other revenues	—	3,075	—	3,075
Total revenues	219,552	394,515	—	614,067

Costs and expenses:
Lease operating	17,315	94,591	(108)	111,798
Gathering, processing, and transportation	17,666	25,055	—	42,721
Exploration	1,034	1,322	—	2,356
Taxes other than income	8,699	18,447	—	27,146
Depreciation, depletion, and amortization	70,903	113,814	—	184,717
Impairment of proved oil and natural gas properties	2,528	4,072	—	6,600
Incentive unit compensation expense	34,997	8,282	—	43,279
General and administrative	35,309	46,665	105	82,079
Accretion of asset retirement obligations	593	4,988	—	5,581
(Gain) loss on commodity derivative instruments	(3,161)	(26,133)	—	(29,294)
(Gain) loss on sale of properties	(82,773)	(2,848)	—	(85,621)
Other, net	2	647	—	649
Total costs and expenses	103,112	288,902	(3)	392,011
Operating income (loss)	116,440	105,613	3	222,056
Other income (expense):
Interest expense, net	(24,948)	(44,302)	—	(69,250)
Earnings from equity investments	1,066	—	(1,066)	—
Other, net	143	2	—	145
Total other income (expense)	(23,739)	(44,300)	(1,066)	(69,105)
Income before income taxes	92,701	61,313	(1,063)	152,951
Income tax benefit (expense)	(1,311)	(308)	—	(1,619)
Net income (loss)	$91,390	$61,005	$(1,063)	$151,332

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 15. Income Taxes

The components of income tax benefit (expense) are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current income taxes:
Federal	$(9,982)	$—	$—
State	(147)	22	(1,619)
Total current income tax benefit (expense)	(10,129)	22	(1,619)
Deferred income taxes:
Federal	(54,224)	(88,994)	—
State	(33,477)	(11,999)	—
Total deferred income tax benefit (expense)	(87,701)	(100,993)	—
Total income tax benefit (expense)	$(97,830)	$(100,971)	$(1,619)

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 35% as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Expected tax benefit (expense) at federal statutory rate	$70,021	$187,282	$(53,533)
State income tax benefit (expense), net of federal benefit	(21,856)	(9,660)	(1,619)
Pass-through entities (1)	(137,704)	49,989	53,533
Stock compensation (2)	(12,300)	(330,024)	—
Other	4,009	1,442	—
Total income tax benefit (expense)	$(97,830)	$(100,971)	$(1,619)

(1)

MEMP, a publicly traded partnership with qualifying income, is a pass-through entity for federal income tax purposes. In addition, our predecessor was also a pass-through entity for federal income tax purposes.

(2)	As discussed in Note 12, the compensation expense associated with the incentive units of WildHorse Resources and MRD Holdco created a nondeductible permanent difference for income tax purposes.

The components of net deferred income tax liabilities are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$68,431	$28,043
Asset retirement obligation	4,483	5,757
Alternative minimum tax credit carryforward	9,984	—
Other	5,584	3,566
Total deferred income tax assets	$88,482	$37,366
Valuation allowance	—	(2,634)
Net deferred income tax assets	88,482	34,732

Deferred income tax liabilities:
Property, plant and equipment	$172,951	$80,198
Derivatives	111,313	101,148
Other	45	332
Total deferred income tax liabilities	$284,309	$181,678

Net deferred income tax liabilities	$195,827	$146,946

In June 2014, the Company recorded a deferred tax liability of approximately $43.3 million through stockholders’ equity in connection with its initial public offering and the related restructuring transactions. The tax basis of its assets and liabilities was stepped up as a result of its initial public offering and the related restructuring transactions, which is reported as a transaction among stockholders for financial reporting purposes.

Consistent with establishing the deferred tax liability through stockholders’ equity in its initial public offering, MRD reversed a deferred tax liability of approximately $38.8 million through stockholders’ equity in 2015, of which $4.4 million was associated with the estimated deferred tax effects included in equity in connection with its initial public offering in 2014 and $34.4 million was attributable to the deferred tax effects of the Property Swap in 2015.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Uncertain Income Tax Position.  The Company must recognize the tax effects of any uncertain tax positions it may adopt, if the position taken by us is more likely than not sustainable based on its technical merits.  For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no unrecognized tax benefits as of December 31, 2015 and expects no significant change to the unrecognized tax benefits over the next twelve months ending December 31, 2016.

Tax Audits and Settlements.  Generally, the Company's income tax years 2011 through 2015 remain open and subject to examination by Federal tax authorities or the tax authorities in Louisiana and Texas and certain other small state taxing jurisdictions where the Company conducts operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination.

Tax Attribute Carryforwards and Valuation Allowance. As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $169.7 million, which would expire in 2034 and 2035.  The Company also had state tax carryforwards of approximately $173.6 million, which would expire 2034 and 2035. No valuation allowance was established based upon management’s evaluation that loss carryforwards will be fully realized. The Company had alternative minimum tax credit carryfowards of approximately $10.0 million, which would be carried forward indefinitely.

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

The following table presents the activity of our environmental reserves for the periods presented:

	2015	2014	2013
	(In thousands)
Balance at beginning of period	$2,092	$577	$1,469
Charged to costs and expenses	—	2,852	—
Payments	(1,876)	(1,337)	(892)
Balance at end of period	$216	$2,092	$577

Our environmental reserves were classified as current liabilities in accrued liabilities for the periods presented.

Sinking Fund Trust Agreement

REO assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay pipeline that lies within State waters and the surface facilities. Under the terms of the agreement, REO, as the operator of the properties, is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2015, the gross account balance included in restricted investments was approximately $3.2 million.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In January 2010, the BOEM issued a report that revised upward, the estimated cost of decommissioning. In June 2010, REO agreed to make additional quarterly payments to the trust account of approximately $1.3 million. The trust account must maintain minimum balances as follows (in thousands):

June 30, 2016	$148,000
December 31, 2016	$152,000

In the event the account balance is less than the contractual amount, the working interest owners must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by the working interest owners. As of December 31, 2015, the remaining obligation was approximately $8.0 million. In 2015, the BOEM issued a preliminary report that indicated the estimated cost of decommissioning may further increase, and MEMP expects the amount to be finalized during 2016 after negotiations are completed.

The following is a summary of the gross held-to-maturity investments held in the trust account as of December 31, 2015 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$144,008

Purchase Commitments

At December 31, 2015, MEMP had a CO2 purchase commitment with a third party associated with its Wyoming Bairoil properties and purchase commitments related to its Beta Properties. The table below outlines MEMP’s purchase commitments under these contracts (in thousands):

		Payment or Settlement due by Period
Purchase commitment	Total	2016	2017	2018	2019	2020	Thereafter
CO2 minimum purchase commitment	$30,307	$7,393	$7,505	$5,075	$5,366	$4,968	$—
Offshore ship services and other	4,662	4,662	—	—	—	—	—

Third Party Midstream Service Agreement

The Company has an existing amended and restated midstream service agreement with Regency Field Services LLC (“Regency”) for the gathering and processing of natural gas in in North Louisiana. The agreement’s primary term expires on December 31, 2025, subject to one-year extensions at either party’s election. Pursuant to the agreement, Regency expanded its Dubach processing facility among other facility and infrastructure improvements, built a new high pressure gathering pipeline to tie-in to their Dubberly processing plant amongst other pipeline and infrastructure improvements, and constructed facilities that permit deliveries into PennTex’s system (see Note 13).  Regency is entitled to receive a payback demand fee from us and other third parties equal to 110% of the infrastructure improvement costs. The payback demand fee is based upon actual volumes gathered, but not less than a specified monthly demand quantity. Until payout is achieved, there is also a monthly demand quantity associated with gathering and processing fees. The table below summarizes the monthly demand quantity (“MDQ”) and fees associated with the agreement.  Based on the MDQ, we project that that payout would be achieved during January 2020.

	MDQ (MMBtu/d)	Pay Demand Fee ($/MMBtu)	Gathering Demand Fee ($/MMBtu)	Dubberly Cryogenic Processing Fee ($/MMBtu)
January 1, 2016 to January 22, 2020	249,700	0.275	0.295	n/a
January 1, 2016 to January 22, 2020	113,000	n/a	n/a	0.380

Regency has no obligation to process gas gathered and dedicated under the agreement after December 31, 2020. Effective on January 1, 2021 and continuing through the termination or expiration of the agreement, we will deliver all gas from the dedicated area and Regency will gather such gas, but will only process gas upon request. We have the right to request that gas gathered by Regency be delivered to alternative delivery points for processing (e.g., PennTex). Under these circumstances, Regency assesses us a $0.25 per MMBtu gathering only fee to take gas off its system.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Minimum Volume Commitment

At December 31, 2015, MEMP had a seven year minimum volume commitment with a third party associated with a certain portion of its properties located in East Texas.  The table below outlines the payment commitments associated with this minimum volume commitment (in thousands):

		Payment or Settlement due by Period
Purchase commitment	Total	2016	2017	2018	2019	2020	Thereafter
Midstream Services	$35,788	$5,121	$5,121	$5,106	$5,107	$5,106	$10,227

Related Party Agreements

See Note 13 for additional information related to the Classic and PennTex agreements.

Operating Leases

We also have leases for our corporate headquarters, lease equipment and incur surface rentals related to our business operations. For the years ended December 31, 2015, 2014, and 2013, we recognized $25.4 million, $10.8 million, and $8.3 million of rent expense, respectively.

Amounts shown in the following table represent minimum lease payment obligations and sublease rental income under non-cancelable operating leases with a remaining term in excess of one year:

		Payment or Settlement due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
MRD Segment:
Operating leases	$45,323	$10,509	$9,344	$7,368	$6,776	$6,203	$5,123
Sublease rental income	4,021	1,579	1,197	814	431	—	—
MEMP Segment:
Operating leases	6,107	1,007	317	294	294	295	3,900

Note 17. Condensed Consolidating Financial Information

The Company owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under the MRD Senior Notes outstanding are fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned subsidiaries on a senior unsecured basis. Subsidiaries with noncontrolling interests and certain de minimis subsidiaries are non-guarantors.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following condensed consolidating financial information presents the financial information of the Company on a unconsolidated stand-alone basis and its combined guarantor and combined non-guarantor subsidiaries as of and for the periods indicated. Such financial information may not necessarily be indicative of our results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

	As of December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,986	$—	$599	$(1,410)	$2,175
Accounts receivable - trade	7,850	49,537	60,238	(3,530)	114,095
Accounts receivable - affiliates	9,525	—	—	(9,525)	—
Short-term derivative instruments	227,991	—	272,320	—	500,311
Other financial assets	46,106	—	—	—	46,106
Prepaid expenses and other current assets	2,318	3,670	7,029	—	13,017
Total current assets	296,776	53,207	340,186	(14,465)	675,704
Property and equipment, net	15,825	1,729,236	1,946,323	—	3,691,384
Long-term derivative instruments	91,292	—	461,809	—	553,101
Investments in subsidiaries	1,482,847	—	—	(1,482,847)	—
Other long-term assets	4,976	—	157,684	—	162,660
Total assets	$1,891,716	$1,782,443	$2,906,002	$(1,497,312)	$5,082,849

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$26,796	$69,279	$61,715	$(2,142)	$155,648
Accounts payable - affiliates	—	14,193	3,339	(12,323)	5,209
Revenues payable	80	35,463	25,504	—	61,047
Short-term derivative instruments	—	—	2,850	—	2,850
Total current liabilities	26,876	118,935	93,408	(14,465)	224,754
Long-term debt	1,012,064	—	2,000,579	—	3,012,643
Asset retirement obligations	—	10,079	162,989	—	173,068
Long-term derivative instruments	—	—	1,441	—	1,441
Deferred tax liabilities	22,754	170,979	2,094	—	195,827
Other long-term liabilities	7,195	—	—	—	7,195
Total liabilities	1,068,889	299,993	2,260,511	(14,465)	3,614,928
Equity:
Equity	822,827	1,482,450	645,491	(2,127,941)	822,827
Noncontrolling interest	—	—	—	645,094	645,094
Total equity	822,827	1,482,450	645,491	(1,482,847)	1,467,921
Total liabilities & equity	$1,891,716	$1,782,443	$2,906,002	$(1,497,312)	$5,082,849

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of December 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,241	$3,762	$970	$(1,015)	$5,958
Accounts receivable- trade	5,995	44,952	83,346	(2,717)	131,576
Accounts receivable - affiliates	10,047	—	28	(10,075)	—
Short-term derivative instruments	131,471	—	208,585	—	340,056
Prepaid expenses and other current assets	4,178	7,993	11,032	—	23,203
Total current assets	153,932	56,707	303,961	(13,807)	500,793
Property and equipment, net	16,601	1,050,722	2,470,333	—	3,537,656
Long-term derivative instruments	123,567	—	311,802	—	435,369
Investments in subsidiaries	1,139,792	—	—	(1,139,792)	—
Other long-term assets	3,324	260	82,424	—	86,008
Total assets	$1,437,216	$1,107,689	$3,168,520	$(1,153,599)	$4,559,826

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,245	$56,546	$113,177	$(3,125)	$172,843
Accounts payable - affiliates	—	3,638	6,409	(9,423)	624
Revenues payable	—	27,242	30,110	—	57,352
Short-term derivative instruments	—	—	3,289	—	3,289
Total current liabilities	6,245	87,426	152,985	(12,548)	234,108
Long-term debt	770,545	—	1,574,147	—	2,344,692
Asset retirement obligations	—	9,830	112,701	—	122,531
Deferred tax liabilities	69,431	45,122	32,393	—	146,946
Other long-term liabilities	8,585	—	—	—	8,585
Total liabilities	854,806	142,378	1,872,226	(12,548)	2,856,862
Equity:
Equity	582,410	965,311	1,290,734	(2,256,045)	582,410
Noncontrolling interest	—	—	5,560	1,114,994	1,120,554
Total equity	582,410	965,311	1,296,294	(1,141,051)	1,702,964
Total liabilities & equity	$1,437,216	$1,107,689	$3,168,520	$(1,153,599)	$4,559,826

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$374,042	$355,422	$—	$729,464
Other income	—	—	2,725	—	2,725
Total revenues	—	374,042	358,147	—	732,189

Costs and expenses:
Lease operating	—	24,904	168,198	—	193,102
Gathering, processing and transportation	—	72,555	34,938	—	107,493
Gathering, processing, and transportation - affiliate	—	25,403	—	—	25,403
Exploration	—	8,969	2,317	—	11,286
Taxes other than income	3,833	11,063	25,828	—	40,724
Depreciation, depletion and amortization	4,191	184,551	195,814	—	384,556
Impairment of proved oil and natural gas properties	—	—	616,784	—	616,784
Incentive unit compensation expense	35,142	—	—	—	35,142
General and administrative	43,624	2,664	56,671	—	102,959
Accretion of asset retirement obligations	—	418	7,124	—	7,542
(Gain) loss on commodity derivatives	(281,250)	—	(462,889)	—	(744,139)
(Gain) loss on sale of properties	—	(47)	(2,998)	—	(3,045)
Other, net	—	—	(665)	—	(665)
Total costs and expenses	(194,460)	330,480	641,122	—	777,142
Operating income (loss)	194,460	43,562	(282,975)	—	(44,953)

Other income (expense):
Interest expense, net	(39,308)	(88)	(114,732)	—	(154,128)
Equity earnings from subsidiaries	16,434	—	—	(16,434)	—
Other, net	(100)	(922)	43	—	(979)
Total other income (expense)	(22,974)	(1,010)	(114,689)	(16,434)	(155,107)
Income before income taxes	171,486	42,552	(397,664)	(16,434)	(200,060)
Income tax benefit (expense)	(75,838)	(24,167)	2,175	—	(97,830)
Net income (loss)	95,648	18,385	(395,489)	(16,434)	(297,890)
Net income (loss) attributable to noncontrolling interest	—	—	386	(393,924)	(393,538)
Net income (loss) attributable to Memorial Resource Development Corp.	$95,648	$18,385	$(395,875)	$377,490	$95,648

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$409,070	$561,677	$—	$970,747
Other income	5	7	4,366	—	4,378
Total revenues	5	409,077	566,043	—	975,125

Costs and expenses:
Lease operating	—	17,570	143,733	—	161,303
Gathering, processing and transportation	—	45,956	31,892	—	77,848
Exploration	—	13,853	2,750	—	16,603
Taxes other than income	—	12,610	33,141	—	45,751
Depreciation, depletion and amortization	1,133	127,105	185,955	—	314,193
Impairment of proved oil and natural gas properties	—	24,576	407,540	—	432,116
Incentive unit compensation expense	111,866	831,060	1,023	—	943,949
General and administrative	13,232	25,277	49,164	—	87,673
Accretion of asset retirement obligations	—	533	5,773	—	6,306
(Gain) loss on commodity derivatives	(277,129)	19,395	(492,254)	—	(749,988)
(Gain) loss on sale of properties	—	3,167	(110)	—	3,057
Other, net	—	—	(12)	—	(12)
Total costs and expenses	(150,898)	1,121,102	368,595	—	1,338,799
Operating income (loss)	150,903	(712,025)	197,448	—	(363,674)

Other income (expense):
Interest expense, net	(19,532)	(30,751)	(83,550)	—	(133,833)
Loss on extinguishment of debt	(23,562)	(13,686)	—	—	(37,248)
Equity earnings from subsidiaries	(809,017)	—	—	809,017	—
Other, net	—	319	(656)	—	(337)
Total other income (expense)	(852,111)	(44,118)	(84,206)	809,017	(171,418)
Income before income taxes	(701,208)	(756,143)	113,242	809,017	(535,092)
Income tax benefit (expense)	(83,373)	(19,028)	1,430	—	(100,971)
Net income (loss)	(784,581)	(775,171)	114,672	809,017	(636,063)
Net income (loss) attributable to noncontrolling interest	—	—	32	126,756	126,788
Net income (loss) attributable to Memorial Resource Development Corp.	$(784,581)	$(775,171)	$114,640	$682,261	$(762,851)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined & Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$202,423	$408,569	$—	$610,992
Other income	—	—	3,075	—	3,075
Total revenues	—	202,423	411,644	—	614,067

Costs and expenses:
Lease operating	—	14,710	97,088	—	111,798
Gathering, processing and transportation	—	17,666	25,055	—	42,721
Exploration	—	1,034	1,322	—	2,356
Taxes other than income	—	7,869	19,277	—	27,146
Depreciation, depletion and amortization	—	61,990	122,727	—	184,717
Impairment of proved oil and natural gas properties	—	128	6,472	—	6,600
Incentive unit compensation expense	—	14,353	28,926	—	43,279
General and administrative	—	31,674	50,405	—	82,079
Accretion of asset retirement obligations	—	516	5,065	—	5,581
(Gain) loss on commodity derivatives	—	(3,179)	(26,115)	—	(29,294)
(Gain) loss on sale of properties	—	6,776	(92,397)	—	(85,621)
Other, net	—	—	649	—	649
Total costs and expenses	—	153,537	238,474	—	392,011
Operating income (loss)	—	48,886	173,170	—	222,056

Other income (expense):
Interest expense, net	—	(24,895)	(44,355)	—	(69,250)
Equity earnings from subsidiaries	—	71,222	—	(71,222)	—
Other, net	—	141	4	—	145
Total other income (expense)	—	46,468	(44,351)	(71,222)	(69,105)
Income before income taxes	—	95,354	128,819	(71,222)	152,951
Income tax benefit (expense)	—	(164)	(1,455)	—	(1,619)
Net income (loss)	—	95,190	127,364	(71,222)	151,332
Net income (loss) attributable to noncontrolling interest	—	—	267	49,563	49,830
Net income (loss) attributable to Memorial Resource Development Corp.	—	95,190	127,097	(120,785)	101,502

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$45,528	$372,028	$216,750	$(395)	$633,911

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(291,536)	(91,160)	—	(382,696)
Additions to oil and gas properties	—	(594,902)	(241,298)	—	(836,200)
Additions to other property and equipment	(3,401)	(388)	—	—	(3,789)
Additions to restricted investments	—	—	(5,690)	—	(5,690)
Other financial hybrid instruments	(46,106)	—	—	—	(46,106)
Deposit for property acquisition	—	—	—	—	—
Investments in subsidiaries	(499,336)	—	—	499,336	—
Distributions from subsidiaries	78,648	—	—	(78,648)	—
Proceeds from the sale of oil and gas properties	—	13,612	580	—	14,192
Net cash used in investing activities	(470,195)	(873,214)	(337,568)	420,688	(1,260,289)

Cash flows from financing activities:
Advances on revolving credit facility	798,000	—	562,000	—	1,360,000
Payments on revolving credit facility	(558,000)	—	(138,000)	—	(696,000)
Repayment of senior notes	—	—	(2,914)	—	(2,914)
Deferred finance costs	(1,498)	—	(341)	—	(1,839)
Proceeds from MRD equity offering	242,880	—	—	—	242,880
Costs incurred in conjunction with MRD equity offering	(4,773)	—	—	—	(4,773)
Purchase of additional interests in consolidated subsidiaries	—	—	(5,946)	—	(5,946)
Contribution to MEMP	—	—	860	—	860
Capital contributions	—	497,424	1,912	(499,336)	—
Distributions to MRD	—	—	(78,396)	78,396	—
Distribution to partners	—	—	(163,259)	163,259	—
Distribution to noncontrolling interests	—	—	—	(163,007)	(163,007)
Repurchases of equity	(51,197)	—	(55,469)	—	(106,666)
Net cash provided by financing activities	425,412	497,424	120,447	(420,688)	622,595
Net change in cash and cash equivalents	745	(3,762)	(371)	(395)	(3,783)
Cash and cash equivalents, beginning of period	2,241	3,762	970	(1,015)	5,958
Cash and cash equivalents, end of period	$2,986	$—	$599	$(1,410)	$2,175

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined & Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(72,612)	$297,490	$251,393	$—	$476,271

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(93,909)	(1,083,761)	—	(1,177,670)
Additions to oil and gas properties	—	(376,123)	(298,273)	—	(674,396)
Additions to other property and equipment	(15,980)	(989)	(98)	—	(17,067)
Additions to restricted investments	—	—	(3,976)	—	(3,976)
Investments in subsidiaries	(696,489)	—	—	696,489	—
Distributions from subsidiaries	15,140	74,424	—	(89,564)	—
Change in restricted cash	—	49,946	—	—	49,946
Deposits for property acquisitions	—	(215)			(215)
Proceeds from the sale of oil and gas properties	—	—	6,700	—	6,700
Other	—	—	(301)	—	(301)
Net cash used in investing activities	(697,329)	(346,866)	(1,379,709)	606,925	(1,816,979)

Cash flows from financing activities:
Advances on revolving credit facility	1,174,000	126,800	1,446,000	—	2,746,800
Payments on revolving credit facility	(991,000)	(329,900)	(1,137,000)	—	(2,457,900)
Termination of second lien credit facility	—	(328,282)	—	—	(328,282)
Proceeds from the issuances of senior notes	600,000	—	492,425	—	1,092,425
Redemption of senior notes	(351,808)	—	—	—	(351,808)
Deferred finance costs	(18,779)	(61)	(11,494)	—	(30,334)
Proceeds from MRD initial public offering	408,500	—	—	—	408,500
Costs incurred in conjunction with initial public offering	(28,373)	—	—	—	(28,373)
Proceeds from MEMP equity offering	—	—	553,288	—	553,288
Costs incurred in conjunction with MEMP equity offering	—	—	(12,510)	—	(12,510)
MRD equity repurchases	(161)	—	—	—	(161)
MEMP equity repurchases	—	—	(11,531)		(11,531)
Restricted MEMP units returned to plan	—	—	(1,012)		(1,012)
Capital contributions	—	686,623	9,866	(696,489)	—
Contributions from NGP affiliates related to sale of properties	—	—	1,165	—	1,165
Purchase of additional interests in subsidiaries	(3,292)	—	—	—	(3,292)
Distribution to equity owners	—	(15,000)	(222,633)	237,633	—
Distribution to NGP affiliates related to purchase of assets	—	(63,389)	(3,304)	—	(66,693)
Distribution to noncontrolling interests	—	—	—	(149,084)	(149,084)
Distributions to MRD Holdco	(17,207)	(39,520)	(3,076)	—	(59,803)
Distribution to NGP affiliates related to sale of assets, net of cash received	—	(32,770)	—	—	(32,770)
Other	302	18	—	—	320
Net cash provided by financing activities	772,182	4,519	1,100,184	(607,940)	1,268,945
Net change in cash and cash equivalents	2,241	(44,857)	(28,132)	(1,015)	(71,763)
Cash and cash equivalents, beginning of period	—	48,619	29,102	—	77,721
Cash and cash equivalents, end of period	$2,241	$3,762	$970	$(1,015)	$5,958

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined & Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$93,864	$183,959	$—	$277,823

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(67,098)	(38,664)	—	(105,762)
Additions to oil and gas properties	—	(164,850)	(195,165)	—	(360,015)
Additions to restricted investments	—	—	(5,361)	—	(5,361)
Additions to other property and equipment	—	(2,432)	(238)	—	(2,670)
Investment in subsidiaries	—	(93,433)	—	93,433	—
Distribution from subsidiaries	—	273,694	—	(273,694)	—
Change in restricted cash	—	(49,347)	—	—	(49,347)
Proceeds from the sale of oil and gas properties	—	33,152	122,560		155,712
Net cash used in investing activities	—	(70,314)	(116,868)	(180,261)	(367,443)

Cash flows from financing activities:
Advances on revolving credit facilities	—	174,400	958,355	—	1,132,755
Payments on revolving credit facilities	—	(200,500)	(1,565,537)	—	(1,766,037)
Proceeds from the issuances of senior notes	—	343,000	688,563	—	1,031,563
Borrowings under second lien credit facility	—	325,000	—	—	325,000
Deferred financing costs	—	(20,250)	(20,925)	—	(41,175)
Proceeds from MEMP public offering	—	—	511,204	—	511,204
Costs incurred in conjunction with MEMP public offering	—	—	(21,066)	—	(21,066)
Proceeds from changes in ownership interests in MEMP	—	135,012	—	—	135,012
Purchase of additional interests in subsidiaries	—	(15,135)	—	—	(15,135)
Capital contributions	—	—	93,433	(93,433)	—
Contributions from previous owners	—	—	1,214	—	1,214
Contributions from NGP affiliates related to sale of properties	—	—	2,013	—	2,013
Distributions to the Funds	—	(732,362)	—	—	(732,362)
Distribution to equity owners	—	—	(351,777)	351,777	—
Distributions to noncontrolling interests	—	—	—	(78,083)	(78,083)
Distribution to NGP affiliates related to purchase of assets	—	—	(355,494)	—	(355,494)
Distributions made by previous owners	—	(2,590)	(1,415)	—	(4,005)
Cash retained by previous owners	—	—	(7,909)	—	(7,909)
Other	—	(129)	584	—	455
Net cash provided by financing activities	—	6,446	(68,757)	180,261	117,950
Net change in cash and cash equivalents	—	29,996	(1,666)	—	28,330
Cash and cash equivalents, beginning of period	—	18,623	30,768	—	49,391
Cash and cash equivalents, end of period	$—	$48,619	$29,102	$—	$77,721

Note 18. Quarterly Financial Information (Unaudited)

The following tables present selected quarterly financial data for the periods indicated. Earnings per share are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year. As discussed in Note 4 and Note 12, we recorded oil and natural gas property impairments and incentive unit compensation expense, respectively, during 2014 and 2015, which impacted the comparability between the periods presented below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2015	(In thousands, except per share amounts)
Revenues	$179,841	$176,743	$199,737	$175,868
Operating income (loss)	(28,498)	(126,790)	(40,429)	150,764
Net income (loss)	(112,149)	(140,473)	(135,255)	89,987
Net income (loss) attributable to noncontrolling interest	(158,041)	(113,771)	(191,807)	70,081
Net income (loss) attributable to Memorial Resource Development Corp.	45,892	(26,702)	56,552	19,906
Net income (loss) available to common stockholders	45,615	(26,702)	56,051	19,950
Basic earnings per share	0.24	(0.14)	0.29	0.10
Diluted earnings per share	0.24	(0.14)	0.29	0.10

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2014	(In thousands, except per share amounts)
Revenues	$204,621	$254,777	$265,296	$250,431
Operating income (loss)	10,605	(993,256)	174,201	444,776
Net income (loss)	(23,516)	(1,053,443)	112,037	328,859
Net income (loss) attributable to noncontrolling interest	(31,888)	(105,094)	102,109	161,661
Net income (loss) attributable to Memorial Resource Development Corp.	8,372	(948,349)	9,928	167,198
Net income (loss) allocated to members	6,947	13,358	—	—
Net income (loss) allocated to previous owners	1,425	—	—	—
Net income (loss) available to common stockholders	n/a	(961,707)	9,928	167,198
Basic earnings per share	n/a	(5.00)	0.05	0.87
Diluted earnings per share	n/a	(5.00)	0.05	0.87

Note 19. Supplemental Oil and Gas Information (Unaudited)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated.

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
MRD Segment:
Evaluated oil and natural gas properties	$1,740,530	$1,268,873	$897,511
Support equipment and facilities	4,719	—	—
Unevaluated oil and natural gas properties	414,759	48,229	44,453
Accumulated depletion, depreciation, and amortization	(434,735)	(276,837)	(160,620)
Subtotal	$1,725,273	$1,040,265	$781,344
MEMP Segment:
Evaluated oil and natural gas properties	$3,616,325	$3,329,338	$2,077,344
Support equipment and facilities	205,876	198,088	16,030
Unevaluated oil and natural gas properties	—	—	1,960
Accumulated depletion, depreciation, and amortization	(1,878,549)	(1,060,114)	(464,812)
Subtotal	$1,943,652	$2,467,312	$1,630,522
Consolidated:
Evaluated oil and natural gas properties	$5,356,855	$4,598,211	$2,974,855
Support equipment and facilities	210,595	198,088	16,030
Unevaluated oil and natural gas properties	414,759	48,229	46,413
Accumulated depletion, depreciation, and amortization	(2,313,284)	(1,336,951)	(625,432)
Total	$3,668,925	$3,507,577	$2,411,866

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
MRD Segment:
Property acquisition costs, proved	$8,347	$74,490	$56,108
Property acquisition costs, unproved	360,353	24,310	19,975
Exploration and extension well costs	28,068	209,532	13,313
Development	492,191	181,026	191,350
Subtotal	$888,959	$489,358	$280,746
MEMP Segment:
Property acquisition costs, proved	$77,834	$983,076	$37,786
Property acquisition costs, unproved	1,887	720	—
Exploration and extension well costs	2,078	—	—
Development	233,241	308,724	166,090
Subtotal	$315,040	$1,292,520	$203,876
Consolidated:
Property acquisition costs, proved	$86,181	$1,057,566	$93,894
Property acquisition costs, unproved	362,240	25,030	19,975
Exploration and extension well costs	30,146	209,532	13,313
Development	725,432	489,750	357,440
Total	$1,203,999	$1,781,878	$484,622

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

We engaged NSAI and MEMP engaged Ryder Scott to audit our internally prepared reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2015. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2015	2014	2013
Oil ($/Bbl)
West Texas Intermediate (1)	$46.79	$91.48	$93.42

NGL ($/Bbl)
West Texas Intermediate (1)	$46.79	$91.48	$93.42

Natural Gas ($/Mmbtu)
Henry Hub (2)	$2.59	$4.35	$3.67

(1)	The unweighted average West Texas Intermediate price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The unweighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

MRD Segment

The following tables set forth estimates of the net reserves as of December 31, 2015, 2014, and 2013 respectively:

	For the Year Ended December 31, 2015
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of the year	11,915	1,013,340	53,033	1,403,030
Extensions and discoveries	1,111	50,343	2,741	73,456
Purchase of minerals in place	535	17,508	969	26,532
Production	(1,331)	(98,269)	(3,249)	(125,749)
Sales of minerals in place	(407)	(39,272)	(358)	(43,861)
Revision of previous estimates	1,331	30,164	1,024	44,286
End of year	13,154	973,814	54,160	1,377,694

Proved developed reserves:
Beginning of year	3,708	355,331	18,203	486,793
End of year	6,101	443,983	24,583	628,081

Proved undeveloped reserves:
Beginning of year	8,207	658,009	34,830	916,237
End of year	7,053	529,831	29,577	749,613

	For the Year Ended December 31, 2014
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of the year	10,824	671,485	35,628	950,199
Extensions and discoveries	1,825	183,467	9,876	253,670
Purchase of minerals in place	269	22,186	1,247	31,283
Production	(908)	(56,574)	(1,863)	(73,200)
Sales of minerals in place	(623)	(10,815)	(950)	(20,253)
Revision of previous estimates	528	203,591	9,095	261,331
End of year	11,915	1,013,340	53,033	1,403,030

Proved developed reserves:
Beginning of year	3,238	223,362	12,226	316,154
End of year	3,708	355,331	18,203	486,793

Proved undeveloped reserves:
Beginning of year	7,586	448,123	23,402	634,045
End of year	8,207	658,009	34,830	916,237

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2013
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of the year	10,220	549,449	31,264	798,357
Extensions and discoveries	1,635	105,289	5,712	149,369
Purchase of minerals in place	211	31,815	1,017	39,183
Production	(631)	(28,729)	(1,282)	(40,212)
Sales of minerals in place	(599)	(14,137)	(1,573)	(27,169)
Revision of previous estimates	(12)	27,798	490	30,671
End of year (1)	10,824	671,485	35,628	950,199

Proved developed reserves:
Beginning of year	2,813	180,523	10,208	258,651
End of year	3,238	223,362	12,226	316,154

Proved undeveloped reserves:
Beginning of year	7,407	368,926	21,056	539,706
End of year	7,586	448,123	23,402	634,045

(1)Includes reserves of 41,077 MMcfe attributable to noncontrolling interests and the MRD Segment previous owners.

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

During 2015, MRD had upward performance revisions to total proved reserves of 233 Bcfe offset by downward price revisions of 189 Bcfe primarily due to declining commodity prices. Additionally, there was an increase of 74 Bcfe from extensions and discoveries, primarily due to the continued redevelopment program in the Terryville Complex. MRD also acquired 27 Bcfe in the Terryville Complex and divested 44 Bcfe in other noncore areas. PUDs decreased by 166 Bcfe during 2015 due to reclassifications of 231 Bcfe into proved developed reserves, upward revisions of 286 Bcfe due to well performance and downward revisions of 221 Bcfe due to uneconomic vertical PUDs.

•

During 2014, MRD had an increase in reserves of 254 Bcfe, primarily through the category extensions and discoveries. The extensions and discoveries were due to the horizontal development of unproved locations. Additionally, upward revisions of 261 Bcfe were due to positive well performance in the Terryville Complex. MRD also acquired 31 Bcfe from multiple acquisitions within the Terryville Complex.

•	During 2013, extensions and discoveries of 149 Bcfe primarily related to the horizontal redevelopment drilling program in the Terryville Complex.

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

The standardized measure of discounted future net cash flows is as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Future cash inflows	$4,008,764	$7,314,745	$4,942,687
Future production costs	(1,438,531)	(1,020,599)	(1,343,252)
Future development costs	(784,003)	(1,209,907)	(1,137,429)
Future income tax expense (1)	(88,723)	(1,669,356)	—
Future net cash flows for estimated timing of cash flows	1,697,507	3,414,883	2,462,006
10% annual discount for estimated timing of cash flows	(877,647)	(1,604,728)	(1,103,145)
Standardized measure of discounted future net cash flows (2)	$819,860	$1,810,155	$1,358,861

(1)

Our predecessor was a pass through entity and was subject to the Texas margin tax based on the taxable margin apportioned to Texas. However, due to immateriality, we have excluded the impact of this tax for the year ended December 31, 2013.

(2)	Includes $63,422 attributable to both noncontrolling interests and the MRD Segment previous owners for the year ended December 31, 2013.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2015:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning of year	$1,810,155	$1,358,861	$1,138,271
Sale of oil and natural gas produced, net of production costs	(240,244)	(332,785)	(175,933)
Purchase of minerals in place	53,597	69,282	51,177
Sale of minerals in place	(41,543)	(47,791)	(54,091)
Extensions and discoveries	30,006	653,088	286,796
Changes in income taxes, net	882,942	(995,635)	—
Changes in prices and costs	(2,284,279)	367,212	(59,083)
Previously estimated development costs incurred	294,617	205,388	62,012
Net changes in future development costs	190,403	(68,079)	(1,295)
Revisions of previous quantities	51,455	713,176	45,183
Accretion of discount	244,123	135,887	110,312
Change in production rates and other	(171,372)	(248,449)	(44,488)
End of year	$819,860	$1,810,155	$1,358,861

MEMP Segment

The following tables set forth estimates of the net reserves as of December 31, 2015, 2014, and 2013 respectively:

	For the Year Ended December 31, 2015
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of the year	100,258	727,216	59,034	1,682,960
Extensions and discoveries	2,319	8,686	558	25,950
Purchase of minerals in place	10,132	34,128	367	97,122
Production	(4,087)	(50,875)	(2,820)	(92,315)
Sale of minerals in place	(380)	(13,731)	(758)	(20,559)
Revision of previous estimates	(17,297)	(243,898)	(12,986)	(425,587)
End of year (1)	90,945	461,526	43,395	1,267,571

Proved developed reserves:
Beginning of year	54,723	417,247	37,260	969,141
End of year	50,817	311,147	30,315	797,936

Proved undeveloped reserves:
Beginning of year	45,535	309,969	21,774	713,819
End of year	40,128	150,379	13,080	469,635

(1)	MRD Segment’s share of these reserves is 1,268 MMcfe.

	For the Year Ended December 31, 2014
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of the year	39,635	737,908	35,794	1,190,484
Extensions and discoveries	849	12,783	711	22,145
Purchase of minerals in place	69,095	13,036	22,351	561,713
Production	(3,135)	(48,721)	(2,498)	(82,520)
Revision of previous estimates	(6,186)	12,210	2,676	(8,862)
End of year (1)	100,258	727,216	59,034	1,682,960

Proved developed reserves:
Beginning of year	22,429	427,983	17,637	668,381
End of year	54,723	417,247	37,260	969,141

Proved undeveloped reserves:
Beginning of year	17,206	309,925	18,157	522,103
End of year	45,535	309,969	21,774	713,819

(1)	MRD Segment’s share of these reserves is 230,503 MMcfe.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2013
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of the year	40,822	794,369	39,554	1,276,625
Extensions and discoveries	5,814	85,455	4,353	146,463
Purchase of minerals in place	119	16,294	258	18,554
Production	(1,797)	(41,287)	(1,806)	(62,907)
Revision of previous estimates	(5,323)	(116,923)	(6,565)	(188,251)
End of year (1)	39,635	737,908	35,794	1,190,484

Proved developed reserves:
Beginning of year	24,784	441,858	18,060	698,922
End of year	22,429	427,983	17,637	668,381

Proved undeveloped reserves:	16,038	352,511	21,494	577,703
Beginning of year	17,206	309,925	18,157	522,103
End of year

(1)	MRD Segment’s share of these reserves is 265,216 MMcfe.

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

MEMP acquired 562 Bcfe in multiple acquisitions during the year ended December 31, 2014, the largest being the Wyoming Acquisition of 497 Bcfe. MEMP also acquired 45 Bcfe from the Eagle Ford Acquisition. An upward revision of natural gas for the year ended December 31, 2014 was due to increased natural gas prices on certain East Texas properties. The upward revision was partially offset by a downward revision of natural gas for the year ended December 31, 2014, which was primarily due to updated well performance data in certain other East Texas fields. Proved undeveloped reserves increased during the year ended December 31, 2014 primarily due to the Wyoming Acquisition.

•

The 415 Bcfe reduction in reserves for the year ended December 31, 2015 was primarily due to a 413 Bcfe downward pricing revision and a 13 Bcfe downward revision due to updated well performance data. MEMP acquired 97 Bcfe during the year ended December 31, 2015, the largest being the 2015 Beta Acquisition of 59 Bcfe. PUD reserves decreased primarily due to downward pricing during the year ended December 31, 2015.

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

The standardized measure of discounted future net cash flows is as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Future cash inflows	$5,952,935	$14,190,450	$7,672,312
Future production costs	(3,194,577)	(4,821,051)	(2,963,146)
Future development costs	(808,512)	(1,455,926)	(901,374)
Future income tax expense (1)	—	(119,675)	—
Future net cash flows for estimated timing of cash flows	1,949,846	7,793,798	3,807,792
10% annual discount for estimated timing of cash flows	(1,360,292)	(4,881,811)	(2,089,588)
Standardized measure of discounted future net cash flows (2)	$589,554	$2,911,987	$1,718,204

(1)

MEMP is subject to the Texas margin tax based on the taxable margin apportioned to Texas. However, due to immateriality we have excluded the impact of this tax for the years ended December 31, 2015, 2014 and 2013. The taxes in 2014 relate to Classic since its reserves were attributable to a taxable entity for federal income tax purposes for the year ended December 31, 2014.

(2)	MRD Segment’s share of the standardized measure of discounted future net cash flows was $589, $155,139 and $252,410 for the years ended December 31, 2015, 2014 and 2013, respectively.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2015:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning of year	$2,911,987	$1,718,204	$1,772,240
Sale of oil and natural gas produced, net of production costs	(128,382)	(354,932)	(255,031)
Purchase of minerals in place	75,998	1,489,477	23,160
Sale of minerals in place	(45,100)	—	—
Extensions and discoveries	18,582	44,843	150,631
Changes in income taxes, net	63,180	(63,180)	—
Changes in prices and costs	(2,764,481)	(170,682)	(26,648)
Previously estimated development costs incurred	322,446	275,078	199,775
Net changes in future development costs	448,089	(133,098)	(16,219)
Revisions of previous quantities	(344,775)	(48,087)	(373,109)
Accretion of discount	297,517	171,820	177,223
Change in production rates and other	(265,507)	(17,456)	66,182
End of year	$589,554	$2,911,987	$1,718,204

Exhibit Index

Exhibit Number		Description

2.1##	—

Purchase and Sale Agreement, dated as of March 18, 2013, among Memorial Resource Development LLC, Tanos Energy, LLC, WildHorse Resources, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Memorial Production Partners LP’s Current Report on Form 8-K (File No. 001-35364) filed on March 19, 2013).

2.2##	—

Purchase and Sale Agreement, dated as of July 15, 2013, between Boaz Energy Partners, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Memorial Production Partners LP’s Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.3##	—

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

2.8##	—

Purchase and Sale Agreement, dated as of March 25, 2014, between Alta Mesa Eagle, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Memorial Production Partners LP’s Current Report on Form 8-K (File No. 001-35364) filed on March 25, 2014).

2.9##	—

Purchase and Sale Agreement, dated as of September 21, 2015, between Rockcliff-QLS Joint Venture LLC and MRD Operating LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on September 21, 2015).

2.10##	—

Purchase and Sale Agreement, dated as of November 3, 2015, by and between SP Beta Holdings, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Memorial Production Partners LP’s Current Report on Form 8-K (File No. 001-35364) filed on November 5, 2015).

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

Exhibit Number		Description
3.5	—

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

4.4	—

First Supplemental Indenture, dated as of October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Memorial Production Partners LP’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2013).

4.5	—

Indenture, dated July 17, 2014, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Memorial Production Partners LP’s Current Report on Form 8-K (File No. 001-35364) filed on July 17, 2014).

4.6	—

Second Supplemental Indenture, dated as of December 30, 2015, by and among San Pedro Bay Pipeline Company, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Memorial Production Partners LP’s Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016).

4.7	—

First Supplemental Indenture, dated as of December 30, 2015, by and among San Pedro Bay Pipeline Company, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Memorial Production Partners LP’s Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016).

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

10.3#	—

Form of Phantom Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Memorial Production Partners LP’s Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016).

10.4	—

Omnibus Agreement, dated as of December 14, 2011, by and among Memorial Production Partners LP, Memorial Production Partners GP LLC and Memorial Resource Development LLC (incorporated by reference to Exhibit 10.1 to Memorial Production Partners LP’s Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

Exhibit Number		Description
10.5	—

Credit Agreement by and among Memorial Resource Development Corp., as the Borrower, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the other parties party thereto, dated as of June 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on June 24, 2014), as amended by the First Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto, dated as of August 18, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on November 5, 2014); amended by the Second Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto, dated as of October 3, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on November 5, 2014); amended by the Third Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on December 15, 2014), amended by the Fourth Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto, dated as of April 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 14, 2015) and further amended by the Fifth Amendment to Credit Agreement by and among Memorial Resource Development Corp., as borrower, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto, dated as of September 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on September 21, 2015).

10.6	—

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

10.7	—

Voting Agreement among Memorial Resource Development Corp., MRD Holdco LLC and certain former management members of WildHorse Resources, LLC (including Jay Graham, our Chief Executive Officer), dated as of June 18, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on June 24, 2014).

10.8	—

Registration Rights Agreement among Memorial Resource Development Corp. and certain stockholders (including Jay Graham, our Chief Executive Officer), dated as of June 18, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on June 24, 2014).

Exhibit Number		Description
10.9	—

Contribution Agreement among Memorial Resource Development LLC, MRD Holdco LLC and Memorial Resource Development Corp., dated as of June 18, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-36490) filed on June 24, 2014).

10.10	—

Contribution Agreement among the former management members of WildHorse Resources, LLC party thereto (including Jay Graham, our Chief Executive Officer) and Memorial Resource Development Corp., dated as of June 18, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on June 24, 2014).

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

Gas Processing Agreement, dated as of March 17, 2014, between WildHorse Resources, LLC and PennTex North Louisiana, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195062), filed with the SEC on May 27, 2014).

10.17	—

Contribution Agreement among Memorial Resource Development LLC, MRD Holdco LLC and Memorial Resource Development Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-36490) filed on June 24, 2014).

10.18	—

Contribution Agreement among the WHR stockholders party thereto (including Jay Graham, our Chief Executive Officer) and Memorial Resource Development Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-36490) filed on June 24, 2014).

10.19	—

Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement by and among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, MRD Operating LLC, and PennTex North Louisiana, LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.20	—

Amendment No. 1 to Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement by and among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, MRD Operating LLC, and PennTex North Louisiana, LLC, dated as of May 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on May 11, 2015).

10.21	—

Amended and Restated Gas Processing Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.22	—

Amendment No. 1 to Amended and Restated Gas Processing Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of May 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on May 11, 2015).

10.23	—

Gas Gathering Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.24	—

Amendment No. 1 to Gas Gathering Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of May 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on May 11, 2015).

Exhibit Number		Description

10.25	—

Gas Transportation Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.26	—

Transportation Services Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of April 14, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on April 17, 2015).

10.27	—

Amendment No. 2 to Amended and Restated Gas Processing Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of August 5, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 5, 2015).

10.28	—

Amendment No. 2 to Gas Gathering Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of August 5, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 5, 2015).

10.29	—

Amendment No. 1 to Gas Transportation Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of August 5, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36490) filed on August 5, 2015).

10.30*	—	Amendment No. 2 to Gas Transportation Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, dated as of February 3, 2016.

10.31#	—	Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Memorial Production Partners LP’s Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.32	—

Service Agreement, dated as of May 1, 2014, between Classic Hydrocarbons Operating, LLC and Classic Pipeline & Gathering, LLC (incorporated by reference to Exhibit 10.1 of Memorial Production Partners LP’s Quarterly Report on Form 10-Q (Fil No. 001-35364) filed on May 8, 2015).

10.33	—

Water Disposal Agreement, dated as of May 1, 2014, between Classic Hydrocarbons Operating, LLC and Classic Pipeline & Gathering, LLC (incorporated by reference to Exhibit 10.2 of Memorial Production Partners LP’s Quarterly Report on Form 10-Q (Fil No. 001-35364) filed on May 8, 2015).

10.34	—

Amendment to Water Disposal Agreement, dated effective as of July 1, 2015, between Memorial Production Operating LLC and Classic Pipeline & Gathering, LLC (incorporated by reference to Exhibit 10.1 of Memorial Production Partners LP’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 4, 2015).

21.1*	—	Subsidiaries of Memorial Resource Development Corp.

23.1*	—	Consent of KPMG LLP, an independent registered public accounting firm.

23.2*	—	Consent of Netherland, Sewell & Associates, Inc.

23.3*	—	Consent of Ryder Scott Company, L.P.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Netherland, Sewell & Associates, Inc.

99.2	—	Report of Ryder Scott Company L.P. (incorporated by reference to Exhibit 99.1 to Memorial Production Partners LP’s Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016).

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

Exhibit Number		Description
101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.