Form 10-Q
period 2016-03-31
Memorial Resource Development Corp.
filed 2016-05-10
CIK 1599222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the registrant had 206,360,992 shares of common stock, $.01 par value, outstanding

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

•	“Memorial Production Partners,” “MEMP” and “the Partnership” refer to Memorial Production Partners LP individually and collectively with its subsidiaries, as the context requires;
•	“MEMP GP” refers to Memorial Production Partners GP LLC, the general partner of the Partnership;
•	“the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco;
•	“MRD Holdco” refers to MRD Holdco LLC, a holding company controlled by the Funds that, together with a group, owns a majority of our common stock;
•	“NGP” refers to Natural Gas Partners, a family of private equity funds organized to make direct equity investments in the energy industry, including the Funds; and
•	“Classic Pipeline” refers to Classic Pipeline & Gathering, LLC, a subsidiary of MRD Holdco that owned certain immaterial midstream assets in Texas.

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

These types of statements, other than statements of historical fact included in this quarterly report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other “forward-looking” information. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	variations in the market demand for, and prices of, oil, natural gas and NGLs;
•	uncertainties about our estimated reserves;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity under our revolving credit facility;
•	general economic and business conditions;
•	risks associated with negative developments in the capital markets;
•	failure to realize expected value creation from property acquisitions;
•	uncertainties about our ability to replace reserves and economically develop our current reserves;
•	drilling results;
•	potential financial losses or earnings reductions from our commodity price risk management programs;
•	adoption or potential adoption of new governmental regulations;
•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;
•	risks associated with our substantial indebtedness;
•	our ability to satisfy future cash obligations and environmental costs; and
•	potential changes to certain favorable tax deductions available to oil and natural gas exploration and production operations due to future legislative actions.

The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this quarterly report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K) and “Part II—Item 1A. Risk Factors” appearing within this quarterly report and elsewhere in this quarterly report. All forward-looking statements speak only as of the date of this quarterly report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents (including VIEs $836 and $599, respectively)	$2,075	$2,175
Accounts receivable (including VIEs $45,290 and $60,239, respectively)	112,724	114,095
Short-term derivative instruments (including VIEs $259,854 and $272,320, respectively)	472,956	500,311
Other financial instruments (Note 5)	35,358	46,106
Prepaid expenses and other current assets (including VIEs $4,839 and $7,028, respectively)	11,443	13,017
Total current assets	634,556	675,704
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method (including VIEs $3,845,982 and $3,822,201, respectively) (Note 2)	6,181,292	5,982,209
Other (including VIEs $2,491 and $2,671, respectively)	26,837	26,826
Accumulated depreciation, depletion and impairment (including VIEs $(1,931,091) and $(1,878,549), respectively)	(2,430,065)	(2,317,651)
Property and equipment, net	3,778,064	3,691,384
Long-term derivative instruments (including VIEs $442,616 and $461,810, respectively)	517,045	553,101
Restricted investments (including VIEs $154,766 and $152,631, respectively)	154,766	152,631
Other long-term assets (including VIEs $4,519 and $5,053, respectively)	12,482	10,029
Total assets	$5,096,913	$5,082,849

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including VIEs $6,863 and $8,792, respectively)	$27,711	$33,849
Accounts payable - affiliates (including VIEs $0 and $193, respectively)	9,443	5,209
Revenues payable (including VIEs $25,427 and $25,504, respectively)	58,572	61,047
Accrued liabilities (including VIEs $61,744 and $52,923, respectively) (Note 2)	133,998	121,799
Short-term derivative instruments (including VIEs $2,098 and $2,850, respectively)	2,098	2,850
Total current liabilities	231,822	224,754
Long-term debt—MRD Segment	1,113,483	1,012,064
Long-term debt—MEMP Segment	1,957,984	2,000,579
Asset retirement obligations (including VIEs $164,964 and $162,989, respectively)	175,495	173,068
Long-term derivative instruments (including VIEs $2,161 and $1,441, respectively)	2,161	1,441
Deferred tax liabilities (including VIEs $2,158 and $2,094, respectively)	198,320	195,827
Other long-term liabilities	6,689	7,195
Total liabilities	3,685,954	3,614,928
Commitments and contingencies (Note 14)
Equity:
Stockholders' equity:
Preferred stock, $.01 par value: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 600,000,000 shares authorized; 205,291,293 shares issued and outstanding at March 31, 2016; 205,293,743 shares issued and outstanding at December 31, 2015	2,053	2,053
Additional paid-in capital	1,542,340	1,560,949
Accumulated earnings (deficit)	(734,769)	(740,175)
Total stockholders' equity	809,624	822,827
Noncontrolling interests	601,335	645,094
Total equity	1,410,959	1,467,921
Total liabilities and equity	$5,096,913	$5,082,849

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues:
Oil & natural gas sales	$141,701	$178,972
Other revenues	243	869
Total revenues	141,944	179,841

Costs and expenses:
Lease operating	42,410	45,700
Gathering, processing, and transportation	31,150	23,429
Gathering, processing, and transportation - affiliate (Note 12)	14,187	—
Exploration	2,568	816
Taxes other than income	6,872	9,430
Depreciation, depletion, and amortization	104,228	91,798
Impairment of proved oil and natural gas properties	8,342	251,347
Incentive unit compensation expense (benefit) (Note 11)	(21,761)	10,224
General and administrative	24,657	27,487
Accretion of asset retirement obligations	2,847	1,757
(Gain) loss on commodity derivative instruments	(88,187)	(253,649)
(Gain) loss on sale of properties	(46)	—
Other, net	119	—
Total costs and expenses	127,386	208,339
Operating income (loss)	14,558	(28,498)
Other income (expense):
Interest expense, net	(43,909)	(38,574)
Other, net	4	111
Total other income (expense)	(43,905)	(38,463)
Income (loss) before income taxes	(29,347)	(66,961)
Income tax benefit (expense)	(3,033)	(45,188)
Net income (loss)	(32,380)	(112,149)
Net income (loss) attributable to noncontrolling interest	(38,057)	(158,041)
Net income (loss) attributable to Memorial Resource Development Corp.	5,677	45,892
Net (income) allocated to participating restricted stockholders	(45)	(277)
Net income (loss) available to common stockholders	$5,632	$45,615

Earnings per common share: (Note 9)
Basic	$0.03	$0.24
Diluted	$0.03	$0.24
Weighted average common and common equivalent shares outstanding:
Basic	203,665	190,705
Diluted	203,665	190,705

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

 (In thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(32,380)	$(112,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	104,228	91,798
Impairment of proved oil and natural gas properties	8,342	251,347
(Gain) loss on derivatives	(84,505)	(251,208)
Cash settlements (paid) received on expired derivative instruments	147,885	91,985
Cash settlements on terminated derivatives	—	27,063
Premiums paid for derivatives	—	(27,063)
Amortization of deferred financing costs	1,981	2,515
Accretion of senior notes net discount	605	599
Accretion of asset retirement obligations	2,847	1,757
Amortization of equity and liability classified awards	5,720	3,827
Settlement of asset retirement obligations	(615)	—
(Gain) loss on sale of properties	(46)	—
Non-cash compensation expense	(21,761)	10,224
Deferred income tax expense (benefit)	2,571	43,188
Exploration costs	124	—
Changes in operating assets and liabilities:
Accounts receivable	5,733	13,719
Prepaid expenses and other assets	(1,884)	(561)
Payables and accrued liabilities	(5,131)	25,875
Other	(461)	(1,100)
Net cash provided by operating activities	133,253	171,816
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(3,305)
Additions to oil and gas properties	(186,182)	(160,994)
Additions to other property and equipment	(289)	(1,947)
Additions to restricted investments	(2,136)	(1,426)
Other financial instruments	6,415	—
Proceeds from the sale of oil and natural gas properties	325	—
Other	77	—
Net cash used in investing activities	(181,790)	(167,672)
Cash flows from financing activities:
Advances on revolving credit facilities	175,000	270,000
Payments on revolving credit facilities	(118,000)	(148,000)
Repurchase of MEMP senior notes	—	(2,914)
Deferred financing costs	(39)	(10)
Contributions from NGP affiliates related to sale of assets	26	—
Distributions to noncontrolling interests	(8,295)	(46,239)
MRD equity repurchases	(225)	(50,000)
MEMP equity repurchases	(30)	(28,420)
Other	—	(7)
Net cash provided by (used in) financing activities	48,437	(5,590)
Net change in cash and cash equivalents	(100)	(1,446)
Cash and cash equivalents, beginning of period	2,175	5,958
Cash and cash equivalents, end of period	$2,075	$4,512

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common stock	Additional paid in capital	Accumulated earnings (deficit)	Noncontrolling Interest	Total
Balance, January 1, 2015	$1,935	$1,367,346	$(786,871)	$1,120,554	$1,702,964
Net income (loss)	—	—	45,892	(158,041)	(112,149)
Share repurchase	(28)	—	(47,757)	—	(47,785)
Restricted stock awards	1	(1)	—	—	—
Amortization of restricted stock awards	—	1,486	—	—	1,486
Contribution related to MRD Holdco incentive unit compensation expense (Note 11)	—	10,224	—	—	10,224
Net equity deemed contribution (distribution) related to MEMP property exchange (Note 1)	—	(172,869)	—	172,869	—
Deferred tax effect of MEMP property exchange (Note 15)	—	28,020	—	—	28,020
Distributions	—	—	—	(46,239)	(46,239)
Amortization of MEMP equity awards	—	—	—	2,341	2,341
MEMP common units repurchased	—	—	—	(28,420)	(28,420)
MEMP restricted units repurchased	—	—	—	(7)	(7)
Other	—	(12)	—	(2)	(14)
Balance, March 31, 2015	$1,908	$1,234,194	$(788,736)	$1,063,055	$1,510,421

Balance, January 1, 2016	$2,053	$1,560,949	$(740,175)	$645,094	$1,467,921
Net income (loss)	—	—	5,677	(38,057)	(32,380)
Amortization of restricted stock awards	—	3,152	—	—	3,152
Contribution (distribution) related to MRD Holdco incentive units (Note 11)	—	(21,761)	—	—	(21,761)
Distributions	—	—	—	(8,295)	(8,295)
Restricted stock awards returned to plan	—	—	(271)	—	(271)
Amortization of MEMP equity awards	—	—	—	2,492	2,492
MEMP restricted units repurchased	—	—	—	(30)	(30)
Other	—	—	—	131	131
Balance, March 31, 2016	$2,053	$1,542,340	$(734,769)	$601,335	$1,410,959

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

References to: (i) “Memorial Production Partners,” “MEMP” and “the Partnership” refer to Memorial Production Partners LP individually and collectively with its subsidiaries, as the context requires; (ii) “MEMP GP” refer to Memorial Production Partners GP LLC, the general partner of the Partnership, which we own; (iii) “MRD Holdco” refer to MRD Holdco LLC, a holding company controlled by the Funds (defined below) that, together as part of a group, owns a majority of our common stock; (iv) “the Funds” refer collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco; and (v) “NGP” refer to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the Funds.

Basis of Presentation

Our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. Although MEMP is owned 99.9% by its limited partners and 0.1% by MEMP GP, we are required to consolidate MEMP for accounting and financial reporting purposes. See Note 2 and Note 16 for additional information regarding our adoption of the amended consolidation guidance and new disclosures that are now required for variable interest entities. See Note 18 for additional information regarding our pending divestiture of MEMP GP.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated financial statements. Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

We have two reportable business segments, both of which are engaged in the acquisition, exploration and development of oil and natural gas properties (see Note 13). Our reportable business segments are as follows:

•	MRD—reflects the combined operations of the Company and its consolidating subsidiaries except for MEMP and its subsidiaries.
•	MEMP—reflects the combined operations of MEMP and its subsidiaries.

Segment financial information was retrospectively revised for the acquisition by the MEMP Segment of certain assets from the MRD Segment in East Texas in February 2015 for certain properties in North Louisiana (the “Property Swap”) for comparability purposes. Our equity statement reflects a $172.9 million equity transfer from stockholders’ equity to noncontrolling interest related to this transaction.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion, and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; realization of long-term prepaid processing fees; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations, income taxes and asset retirement obligations.

Note 2. Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our 2015 Form 10-K.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oil and Natural Gas Properties

Oil and natural gas properties consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2016	2015
	(In thousands)
Proved oil and natural gas properties	$5,540,668	$5,353,594
Support equipment and facilities	211,640	210,595
Unproved oil and natural gas properties	428,984	418,020
Total oil and natural gas properties	$6,181,292	$5,982,209

At March 31, 2016 and December 31, 2015, we had $137.8 million and $201.0 million, respectively, capitalized in proved oil and natural gas properties related to wells in various stages of drilling and completion, which have been excluded from the depletion base.

Accrued liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2016	2015
Accrued capital expenditures	$61,559	$48,307
Accrued interest payable	36,845	40,849
Accrued lease operating expense	18,781	18,874
Accrued general and administrative expenses	8,727	5,991
Accrued ad valorem taxes	3,486	1,583
Asset retirement obligation	1,175	1,175
Other miscellaneous, including operator advances	3,425	5,020
Total accrued liabilities	$133,998	$121,799

Supplemental Cash Flow Information

Supplemental cash flow for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$42,131	$39,203
Cash paid for taxes	2,000	2,055
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	13,252	4,589
(Increase) decrease in accounts receivable related to other financial instruments	(4,333)	—
Assumptions of asset retirement obligations related to properties acquired or drilled	447	39

New Accounting Pronouncements

Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify the guidance on employee share-based payment accounting. The update involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Entities will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, the new guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them and requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, the new guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by: (i) recognizing forfeitures of awards as they occur or (ii) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The new guidance is effective for reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures. For the amendments that change the recognition and measurement of share-based payment awards, the new guidance requires transition under a modified retrospective approach, with a cumulative-effect adjustment made to retained earnings as of the beginning of the fiscal period in which the guidance is adopted. Prospective application is required for the accounting for excess tax benefits and tax deficiencies. Entities should apply the new guidance retrospectively for all periods presented related to the classification of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirements. Entities may apply the presentation changes for excess tax benefits in the statement of cash flows either prospectively or retrospectively.

Leases. In February 2016, the FASB issued a revision to its lease accounting guidance. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The revised guidance requires lessees to recognize a right-of-use asset and lease liability for all leasing transactions regardless of classification. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The revised guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the standard and the impact on the Company’s financial statements and related footnote disclosures.

Amendments to Consolidation Analysis. In February 2015, the FASB issued an accounting standards update to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. We adopted this guidance on January 1, 2016 and determined that MEMP was a VIE for which the Company is the primary beneficiary for accounting purposes. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, VIE disclosure requirements are now applicable. See Note 16 for additional information.

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

Note 3. Acquisitions and Divestitures

Transaction-related costs, which include costs associated with acquisitions and divestitures, are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended
March 31,
2016	2015
$116	$2,580

Acquisitions and Divestitures

There were no material acquisitions and divestitures during the three months ended March 31, 2016 and 2015, respectively.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at March 31, 2016 and December 31, 2015. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 7 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of March 31, 2016 and December 31, 2015 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$1,064,865	$—	$1,064,865
Interest rate derivatives	—	28	—	28
Total assets	$—	$1,064,893	$—	$1,064,893

Liabilities:
Commodity derivatives	$—	$73,316	$—	$73,316
Interest rate derivatives	—	5,835	—	5,835
Total liabilities	$—	$79,151	$—	$79,151

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$1,136,757	$—	$1,136,757
Interest rate derivatives	—	—	—	—
Total assets	$—	$1,136,757	$—	$1,136,757

Liabilities:
Commodity derivatives	$—	$84,981	$—	$84,981
Interest rate derivatives	—	2,655	—	2,655
Total liabilities	$—	$87,636	$—	$87,636

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•

During the three months ended March 31, 2016, MEMP recognized $8.3 million of impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. As a result of the impairments, the carrying value of these properties was reduced to approximately $11.0 million. MEMP recorded $251.3 million of impairments during the three months ended March 31, 2015 primarily related to certain properties located in East Texas, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices.

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

Certain inherent business risks are associated with commodity and interest derivative contracts and other financial instruments, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, and other financial instruments only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative and other financial instruments is minimized by limiting exposure to any single counterparty and entering into derivative and other financial instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative or other financial instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party.

At March 31, 2016, MEMP had net derivative assets of $698.2 million. After taking into effect netting arrangements, MEMP had counterparty exposure of $369.1 million related to its derivative instruments of which $213.5 million was with two counterparties. Had all counterparties failed completely to perform according to the terms of their existing contracts, MEMP would have the right to offset $332.2 million against amounts outstanding under its revolving credit facility at March 31, 2016. At March 31, 2016, MRD had net derivative and other financial assets of $322.9 million. After taking into effect netting arrangements, MRD had counterparty exposure of $88.6 million related to derivative and other financial instruments of which $61.5 million was with a single counterparty. Had all counterparties failed completely to perform according to the terms of their existing contracts, MRD would have the right to offset $234.6 million against amounts outstanding under its revolving credit facility at March 31, 2016. See Note 7 for additional information regarding our revolving credit facilities.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Derivatives and Other Financial Instruments

We may use a combination of commodity derivatives and other financial instruments (e.g., floating-for-fixed swaps, put options, costless collars and basis swaps) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and the Company agrees to defer the premium paid or received until the time of settlement. Cash settlements received on settled derivative positions during the three months ended March 31, 2016 is net of deferred premiums of $5.3 million.

During the year ended December 31, 2015, MRD restructured its existing 2018 crude oil and natural gas hedges for crude oil and NGL swaps that will settle in 2016. Cash settlements of approximately $92.3 million from the terminated 2018 positions were received and applied as premiums for the new crude oil and NGL swaps. Certain contracts are classified as other financial instruments, which required bifurcation, based on the relationship between the fixed swap price and the market price at the restructure dates. Due to bifurcation, $35.4 million of the restructured contracts represents other financial assets at March 31, 2016.

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

At March 31, 2016, the MRD Segment had the following open commodity positions (excluding embedded derivatives):

	Remaining
	2016	2017
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,753,333	1,770,000
Weighted-average fixed price	$4.08	$4.24

Collar contracts:
Average Monthly Volume (MMBtu)	1,066,667	1,050,000
Weighted-average floor price	$4.00	$4.00
Weighted-average ceiling price	$4.71	$5.06

Purchased put option contracts:
Average Monthly Volume (MMBtu)	6,233,333	5,350,000
Weighted-average strike price	$3.52	$3.48
Weighted-average deferred premium	$(0.34)	$(0.32)

TGT Z1 basis swaps:
Average Monthly Volume (MMBtu)	1,120,000	200,000
Spread - Henry Hub	$(0.10)	$(0.08)

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	34,111	28,000
Weighted-average fixed price	$83.89	$84.70

Collar contracts:
Average Monthly Volume (Bbls)	26,667	—
Weighted-average floor price	$80.00	$—
Weighted-average ceiling price	$99.70	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	356,545	—
Weighted-average fixed price	$39.71	$—

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2016, the MRD Segment had the following open embedded derivative positions:

Remaining
2016
Oil Hybrid Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	25,872
Weighted-average fixed price	$46.53
Initial net investment price	62.02
Total contract swap price	$108.55

NGL Hybrid Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	89,736
Weighted-average fixed price	$15.85
Initial net investment price	25.90
Total contract swap price	$41.75

At March 31, 2016, the MEMP Segment had the following open commodity positions:

	Remaining
	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,586,331	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,572,778	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	304,313	301,600	312,000	160,000
Weighted-average fixed price	$85.47	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	139,667	67,500	—	—
Spread	$(10.01)	$(7.82)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	210,433	43,300	—	—
Weighted-average fixed price	$35.79	$37.55	$—	$—

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The MEMP Segment basis swaps included in the table above is presented on a disaggregated basis below:

	Remaining
	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,997,778	1,800,000	1,200,000	900,000
Spread - Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread - Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread - Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread - Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	99,667	37,500	—	—
Spread - Brent	$(12.29)	$(12.20)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	30,000	—	—
Spread - WTI	$(4.34)	$(2.35)	$—	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreements to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At March 31, 2016, MEMP had the following interest rate swap open positions:

	Remaining
Credit Facility	2016	2017	2018
MEMP:
Average Monthly Notional (in thousands)	$400,000	$400,000	$300,000
Weighted-average fixed rate	0.943%	1.612%	1.427%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2016 and December 31, 2015. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
Type	Balance Sheet Location	2016	2015	2016	2015
		(In thousands)
Commodity contracts	Short-term derivative instruments	$521,982	$552,614	$48,930	$53,939
Interest rate swaps	Short-term derivative instruments	—	—	2,194	1,214
Gross fair value		521,982	552,614	51,124	55,153
Netting arrangements	Short-term derivative instruments	(49,026)	(52,303)	(49,026)	(52,303)
Net recorded fair value	Short-term derivative instruments	$472,956	$500,311	$2,098	$2,850

Commodity contracts	Long-term derivative instruments	$542,883	$584,143	$24,386	$31,042
Interest rate swaps	Long-term derivative instruments	28	—	3,641	1,441
Gross fair value		542,911	584,143	28,027	32,483
Netting arrangements	Long-term derivative instruments	(25,866)	(31,042)	(25,866)	(31,042)
Net recorded fair value	Long-term derivative instruments	$517,045	$553,101	$2,161	$1,441

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Gains) Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations since derivative instruments are not designated as hedging instruments for accounting and financial reporting purposes. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2016	2015
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(88,187)	$(253,649)
Interest rate derivatives	Interest expense, net	3,682	2,441

Note 6. Asset Retirement Obligations

Asset retirement obligations primarily relate to our portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2016 (in thousands):

Asset retirement obligations at beginning of period	$174,243
Liabilities added from acquisitions or drilling	447
Liabilities settled	(615)
Revision of estimates	199
Liabilities removed upon sale of wells	(451)
Accretion expense	2,847
Asset retirement obligations at end of period	176,670
Less: Current portion	1,175
Asset retirement obligations - long-term portion	$175,495

Note 7. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$524,000	$423,000
5.875% senior unsecured notes, due July 2022 ("MRD Senior Notes") (1) (4)	600,000	600,000
Unamortized debt issuance costs	(10,517)	(10,936)
Subtotal	1,113,483	1,012,064

MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	792,000	836,000
7.625% senior unsecured notes, due May 2021 ("2021 Senior Notes") (2) (4)	700,000	700,000
6.875% senior unsecured notes, due August 2022 ("2022 Senior Notes") (3) (4)	496,990	496,990
Unamortized discounts	(13,509)	(14,114)
Unamortized debt issuance costs	(17,497)	(18,297)
Subtotal	1,957,984	2,000,579
Total long-term debt	$3,071,467	$3,012,643

(1)	The estimated fair value of this fixed-rate debt was $507.0 million and $525.0 million at March 31, 2016 and December 31, 2015, respectively.
(2)	The estimated fair value of this fixed-rate debt was $203.0 million and $210.0 million at March 31, 2016 and December 31, 2015, respectively.
(3)	The estimated fair value of this fixed-rate debt was $135.4 million and $149.1 million at March 31, 2016 and December 31, 2015, respectively.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and gas industry. Each of the revolving credit facilities’ borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for each credit facility was the following at the date indicated (in thousands):

March 31,
2016
MRD Segment:
MRD $2.0 billion revolving credit facility, variable-rate, due June 2019	$1,000,000
MEMP Segment:
MEMP $2.0 billion revolving credit facility, variable-rate, due March 2018	1,175,000

In April 2016, the respective borrowing bases, under the MRD and MEMP revolving credit facilities were redetermined. For additional information, see “Subsequent Events” below.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
Credit Facility	March 31,
	2016	2015
MRD Segment:
MRD revolving credit facility	2.26%	1.87%
MEMP Segment:
MEMP revolving credit facility	2.43%	1.90%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
MRD Segment:
MRD revolving credit facility	$4,636	$4,976
MRD Senior Notes	10,517	10,936
MEMP Segment:
MEMP revolving credit facility	3,289	3,672
2021 Senior Notes	10,665	11,194
2022 Senior Notes	6,832	7,103
	$35,939	$37,881

Subsequent Events

On April 11, 2016, MRD’s revolving credit facility borrowing base was reaffirmed at $1.0 billion in connection with the semi-annual borrowing redetermination by the lenders.  There were no new amendments and or changes to the financial covenants.

On April 14, 2016, MEMP entered into a tenth amendment (the “Tenth Amendment”) to its credit agreement (as previously amended, the “MEMP Credit Agreement”), dated as of December 14, 2011, by and among MEMP, Memorial Production Operating LLC, the guarantors party thereto, the administrative agent and the other agents and lenders party thereto. The Tenth Amendment, among other things, amended the MEMP Credit Agreement to:

•

establish a new Applicable Margin (as defined in the MEMP Credit Agreement) that ranges from 1.25% to 2.25% per annum (based on borrowing base usage) on alternate base rate loans and from 2.25% to 3.25% per annum (based on borrowing base usage) on Eurodollar or LIBOR loans and sets the committee fee for the unused portion of the borrowing base to 0.50% per annum regardless of the borrowing base usage;

•	reduce the borrowing base thereunder from $1,175.0 million to $925.0 million;
•

require MEMP to maintain a ratio of Consolidated First Lien Net Secured Debt (as defined in the MEMP Credit Agreement) to Consolidated EBITDAX (as defined in the MEMP Credit Agreement) of not greater than 3.25 to 1.00 as of the end of each fiscal quarter;

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

permit the issuance by MEMP of secured second lien notes solely in exchange for MEMP’s outstanding senior unsecured notes pursuant to one or more senior debt exchanges; provided that, among other things: (i) such debt shall be (A) in an aggregate principal amount not to exceed $600.0 million (plus any principal representing payment of interest in kind) and (B) such debt is subject to an intercreditor agreement at all times; and (ii) such debt shall not (A) have any scheduled principal amortization or have a scheduled maturity date or a date of mandatory redemption in full prior to 180 days after March 19, 2018, or (B) not contain any covenants or events of default that are more onerous or restrictive than those set forth in the MEMP Credit Agreement other than covenants or events of default that are contained in MEMP’s existing senior unsecured notes and (C) the Consolidated Net Interest Expense (as defined in the MEMP Credit Agreement) for the 12-month period following the exchange, after giving pro forma effect to the exchange, shall be no greater than the Consolidated Net Interest Expense for such period had the exchange not occurred;

•

permit the payment by MEMP of cash distributions to its equity holders out of available cash in accordance with its partnership agreement so long as, among other things, the pro forma Availability (as defined in the MEMP Credit Agreement) shall be not less than the greater of $75.0 million or (x) 10% of the borrowing base then in effect with respect to any such distributions made prior to June 1, 2016 or (y) 15% of the borrowing base then in effect with respect to any such distributions made on or after June 1, 2016; provided that the aggregate amount of all such payments made in any fiscal quarter for which the ratio of MEMP’s total debt at the time of such payment to its Consolidated EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than or equal to 4.00 to 1.00 will not exceed $4.15 million during such fiscal quarter;

•

permit the repurchase of MEMP’s (i) outstanding senior unsecured notes, or if any, second lien debt with proceeds from Swap Liquidations (as defined in the MEMP Credit Agreement), the sale or other disposition of oil and gas properties and (ii) outstanding senior unsecured notes with the proceeds from the release of cash securing certain governmental obligations located in the Beta Field offshore Southern California, provided that, among other things, (A) the pro forma Availability is not less than the greater of $75.0 million or (x) 10% of the borrowing base then in effect through May 31, 2016 or (y) 15% of the borrowing base then in effect on or after June 1, 2016, (B) MEMP’s pro forma ratio of Consolidated First Lien Net Secured Debt to Consolidated EBITDAX is not greater than 3.00 to 1.00, and (C) the amount of proceeds from all Swap Liquidations and sales or other dispositions of oil and gas properties used to repurchase outstanding senior unsecured notes or secured second lien notes does not exceed $40.0 million in the aggregate, or in the case of the release of cash securing such obligations, the amount of proceeds used to repurchase outstanding senior unsecured notes does not exceed $60.0 million in the aggregate;

•

require that the oil and gas properties of MEMP mortgaged as collateral security for the loans under the MEMP Credit Agreement represent not less than 90% of the total value of the oil and gas properties of MEMP evaluated in the most recently completed reserve report; and

•

require MEMP, in the event that at the close of any business day the aggregate amount of any unrestricted cash or cash equivalents exceeds $25.0 million in the aggregate, to prepay the loans under the MEMP Credit Agreement and cash collateralize any letter of credit exposure with such excess.

Note 8. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The Company's authorized capital stock includes 600,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued for the three months ended March 31, 2016:

Balance December 31, 2015	205,293,743
Restricted common shares issued (Note 10)	24,069
Restricted common shares repurchased (1)	(20,566)
Restricted common shares forfeited	(5,953)
Balance March 31, 2016	205,291,293

(1)

Restricted common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting.  Participants surrendered shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $0.3 million. These net-settlements had the effect of shares repurchased by the Company as they reduced the number of shares that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Company.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See Note 10 for additional information regarding restricted common shares. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Share Repurchase Program

MRD repurchased 2,764,887 shares of common stock under the December 2014 repurchase program for an aggregate price of $47.8 million through March 16, 2015, which exhausted the December 2014 repurchase program. MRD has retired all of the shares of common stock repurchased and the shares of common stock are no longer issued or outstanding.

In April 2015, the board of directors (“Board”) of the Company authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock from time to time on the open market, through block trades or otherwise. The Company was not obligated to repurchase any dollar amount or specific number of shares of its common stock under the program, which could have been suspended or discontinued at any time. The Company did not repurchase any shares of common stock under the April 2015 repurchase program through March 31, 2016. The April 2015 repurchase program expired in April 2016.

Noncontrolling Interests

Noncontrolling interests is the portion of equity ownership in the Company’s consolidated subsidiaries not attributable to the Company and primarily consists of the equity interests held by: (i) the limited partners of MEMP and (ii) a third party investor in the San Pedro Bay Pipeline Company prior to November 3, 2015.

Distributions paid to the limited partners of MEMP primarily represent the quarterly cash distributions paid to MEMP’s unitholders. Contributions received from limited partners of MEMP primarily represent net cash proceeds received from common unit offerings.

During the three months ended March 31, 2015, MEMP repurchased 1,909,583 common units under its repurchase program for an aggregate price of $28.4 million. MEMP has retired all common units repurchased and those common units are no longer issued or outstanding. MEMP’s December 2014 repurchase program expired in December 2015.

Note 9. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss) available to common stockholders	$5,632	$45,615

Denominator:
Weighted average common shares outstanding	203,665	190,705
Incremental treasury stock method shares (1)	—	151

Basic EPS	$0.03	$0.24
Diluted EPS (1)	$0.03	$0.24

(1)

The Company determines the more dilutive of either the two-class method or the treasury stock method for diluted EPS. The two-class method was more dilutive for each period presented. For the three months ended March 31, 2016, there were approximately 32,000 shares excluded from the computation of diluted EPS under the treasury stock method because the inclusion of such shares would have been anti-dilutive.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Long-Term Incentive Plans

MRD

The following table summarizes information regarding restricted common share awards granted under the Memorial Resource Development Corp. 2014 Long-Term Incentive Plan (“LTIP”) for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common shares outstanding at December 31, 2015	1,668,845	$18.89
Granted (2)	24,069	$15.58
Forfeited	(5,953)	$18.91
Vested	(91,038)	$18.32
Restricted common shares outstanding at March 31, 2016	1,595,923	$18.87

(1)	Determined by dividing the aggregate grant date fair value of awards issued.
(2)	The aggregate grant date fair value of restricted common share awards issued in 2016 was $0.4 million based on a grant date market price of $15.58.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended
March 31,
2016	2015
$3,152	$1,486

The unrecognized compensation cost associated with restricted common share awards was $21.2 million at March 31, 2016. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.16 years.

LTIP Modification. On March 9, 2016, certain employees were impacted by an involuntary termination which, upon the Board’s approval, accelerated the vesting schedule of unvested awards under the LTIP that otherwise would have been forfeited upon a voluntary termination. The acceleration of the LTIP vesting schedule represents an improbable-to-probable modification. The grant-date fair value compensation cost of approximately $0.4 million was reversed and the modified-date grant fair value compensation cost of $1.1 million was recognized.

Subsequent event. An award of 1,093,537 shares of restricted common shares was granted to each of our executive officers and other employees on April 29, 2016 and will vest ratably on a three-year annual vesting schedule from the date of grant.

MEMP

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“MEMP LTIP”) for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2015	1,368,538	$17.61
Granted (2)	50,000	$2.41
Forfeited	(9,669)	$18.50
Vested	(102,600)	$15.96
Restricted common units outstanding at March 31, 2016	1,306,269	$17.15

(1)	Determined by dividing the aggregate grant date fair value of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2016 was $0.1 million based on a grant date market price of $2.41.

The unrecognized compensation cost associated with restricted common unit awards was $12.9 million at March 31, 2016. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.66 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to noncontrolling interests as presented on our unaudited condensed statements of consolidated cash flows.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 8, 2016, MEMP issued a total of 155,601 phantom units to non-employee directors which will vest in January 2017. The awards included distribution equivalent rights (“DERs”) pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distribution that MEMP pay to a holder of a common unit. Upon vesting, the phantom unit shall be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of MEMP’s common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of MEMP GP, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units.

The following table summarizes the amount of recognized compensation expense associated with the MEMP LTIP awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Equity classified awards
Restricted common units	$2,492	$2,341
Liability classified awards
Phantom units	76	—
	$2,568	$2,341

MEMP LTIP Modification. On March 9, 2016, certain employees were impacted by an involuntary termination which, upon the MEMP GP board of directors’ approval, accelerated the vesting schedule of unvested awards under the MEMP LTIP that otherwise would have been forfeited upon a voluntary termination. The acceleration of the MEMP LTIP vesting schedule represents an improbable-to-probable modification.  The grant-date fair value compensation cost of $0.5 million was reversed and the modified-date grant fair value compensation cost of approximately $0.3 million was recognized.

Note 11. Incentive Units

MRD Holdco

MRD Holdco’s governing documents authorize the issuance of 1,000 incentive units, of which 930 incentive units were granted in exchange for cancelled predecessor awards (the “Exchanged Incentive Units”). Subsequent to our initial public offering, MRD Holdco granted the remaining 70 incentive units to certain key employees (the “Subsequent Incentive Units”).

We recognized a $21.7 million reduction of previously recognized compensation expense for the three months ended March 31, 2016 due to a decrease in MRD’s stock price, offset by a deemed capital distribution to MRD Holdco. The unrecognized compensation expense of approximately $38.5 million as of March 31, 2016 will be recognized over the remaining expected service period of 1.17 years.

The fair value of the Exchanged Incentive Units and Subsequent Incentive Units will be remeasured on a quarterly basis until all payments have been made. The settlement obligation rests with MRD Holdco. Accordingly, no payments will ever be made by us related to these incentive units; however, adjustments to non-cash compensation expense will be allocated to us in future periods offset by deemed capital contributions or distributions. As such, these awards are not dilutive to our stockholders.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Exchanged Incentive Units	Subsequent Incentive Units
Valuation date	3/31/2016	3/31/2016
Dividend yield	0%	0%
Expected volatility	56.61%	56.61%
Risk-free rate	0.61%	0.61%
Expected life (years)	1.17	1.17

Note 12. Related Party Transactions

Amounts due to MRD Holdco and certain affiliates of NGP at March 31, 2016 and December 31, 2015 are presented as “Accounts payable – affiliates” in the accompanying balance sheets.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NGP Affiliated Companies

During the three months ended March 31, 2016 and 2015, MRD paid approximately $3.3 million and $0.6 million, respectively, to Cretic Energy Services, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

During the three months ended March 31, 2016 and 2015, MRD paid approximately $2.4 million and $0.2 million, respectively, to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

Related Party Agreements

We and certain of our affiliates have entered into various documents and agreements. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

Registration Rights Agreement and Voting Agreement

A discussion of these agreements is included in our 2015 Form 10-K.

Services Agreement

A discussion of this agreement is included in our 2015 Form 10-K. The services agreement was terminated effective March 1, 2015. During the three months ended March 31, 2015, we recognized approximately $2.0 million of general and administrative expenses under this agreement.

Midstream Agreements

We have various midstream service agreements with affiliates of PennTex Midstream Partners, LP (“PennTex”), an affiliate of NGP, for the gathering, processing and transportation of natural gas and NGLs. Additionally, we entered into an area of mutual interest and exclusivity agreement (“AMI”) with PennTex pursuant to which PennTex has the exclusive right to provide midstream services to support our current and future production in North Louisiana on our operated acreage within such area (other than production subject to existing third-party commitments). A discussion of these agreements is included in our 2015 Form 10-K.

Pursuant to the gas processing agreement, any deficiency payments made by the Company under this agreement will be treated as prepaid processing fees by PennTex (except for the June 2015 deficiency payment) because we may utilize these deficiency payments as credit for fees owed if we have delivered the total minimum volume commitment under the processing agreement within the initial term of the agreement. We must pay a quarterly deficiency payment based on the firm-commitment fixed fee if the cumulative minimum volume commitment as of the end of such quarter exceeds the sum of (i) the cumulative volumes processed (or credited with respect to plant interruptions) under the processing agreement as of the end of such quarter plus (ii) volumes corresponding to deficiency payments incurred prior to such quarter. At March 31, 2016, the $3.3 million accrued deficiency payment is reflected in our balance sheet in the “Other long-term assets” line.

All net costs associated with these agreements are reflected in the statement of operations in the “Gathering, processing, and transportation – affiliate” line.

Classic Pipeline Gas Gathering Agreement & Water Disposal Agreement

A discussion of these agreements is included in our 2015 Form 10-K. The amended gas gathering agreement was terminated in November 2015 in connection with a third party’s acquisition of Classic Pipeline and Gathering, LLC’s (“Classic Pipeline”) Joaquin gathering system. Additionally, Classic Pipeline assigned its salt water disposal system to MEMP in November 2015. For the three months ended March 31, 2015, MEMP incurred gathering and salt water disposal fees of approximately $0.9 million under these agreements.

Note 13. Business Segment Data

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We evaluate segment performance based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss), plus interest expense; debt extinguishment cost; income tax expense; depreciation, depletion and amortization (“DD&A”); impairment of goodwill and long-lived properties; accretion of asset retirement obligations (“AROs”); losses on commodity derivative contracts and cash settlements received; cash settlements on other financial instruments; losses on sale of properties; stock-based compensation; incentive-based compensation expenses; exploration costs; provision for environmental remediation; equity loss from MEMP (MRD Segment only); cash distributions from MEMP (MRD Segment only); transaction related costs; and other non-routine items, less interest income; income tax benefit; gains on commodity derivative contracts and cash settlements paid on expired positions; equity income from MEMP (MRD Segment only); gains on sale of assets and other non-routine items.
Financial information presented for the MEMP business segment is derived from the underlying consolidated and combined financial statements of MEMP that are publicly available.

Our consolidated totals reflect the elimination of any intersegment transactions.

In the MRD Segment’s individual financial statements, investments in the MEMP Segment that are included in the consolidated financial statements are accounted for by the equity method.

The following table presents selected business segment information for the periods indicated (in thousands):

			Other,
			Adjustments &	Consolidated
	MRD	MEMP	Eliminations	Totals
Total revenues:
For the Three Months Ended March 31, 2016	$81,078	$60,866	$—	$141,944
For the Three Months Ended March 31, 2015	87,023	92,818	—	179,841
Adjusted EBITDA: (1)
For the Three Months Ended March 31, 2016	106,376	81,306	(9)	187,673
For the Three Months Ended March 31, 2015	86,830	86,432	(76)	173,186
Segment assets: (2)
As of March 31, 2016	2,267,650	2,830,102	(839)	5,096,913
As of December 31, 2015	2,177,492	2,906,003	(646)	5,082,849
Total cash expenditures for additions to long-lived assets:
For the Three Months Ended March 31, 2016	163,839	22,632	—	186,471
For the Three Months Ended March 31, 2015	88,566	77,680	—	166,246

(1)

Adjustments and eliminations for the three months ended March 31, 2016 and 2015 include cash distributions that MEMP paid to MRD during the three months ended March 31, 2016 and 2015, related to the ownership of partnership interests in MEMP.

(2)	Adjustments and eliminations primarily represent the elimination of investment in subsidiaries balances at March 31, 2016 and December 31, 2015.

Calculation of Reportable Segments’ Adjusted EBITDA

	For the Three Months Ended
	March 31, 2016
			Combined
	MRD	MEMP	Totals
	(In thousands)
Net income (loss)	$5,677	$(38,097)	$(32,420)
Interest expense, net	11,357	32,552	43,909
Income tax expense (benefit)	2,937	96	3,033
DD&A	59,799	44,429	104,228
Impairment of proved oil and natural gas properties	—	8,342	8,342
Accretion of AROs	140	2,707	2,847
(Gain) loss on commodity derivative instruments	(36,442)	(51,745)	(88,187)
Cash settlements received (paid) on expired commodity derivative and other financial instruments	78,942	80,221	159,163
Transaction related costs	30	86	116
Incentive-based compensation expense (benefit)	(18,609)	2,568	(16,041)
Exploration costs	2,446	122	2,568
(Gain) loss on sale of properties	50	(96)	(46)
Loss on settlement of AROs	—	121	121
Non-cash equity (income) loss from MEMP	40	—	40
Cash distributions from MEMP	9	—	9
Adjusted EBITDA	$106,376	$81,306	$187,682

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Three Months Ended
	March 31,
	2016	2015
Total Reportable Segments' Adjusted EBITDA	$187,682	$173,262
Adjustments to reconcile Adjusted EBITDA to net income (loss):
Interest expense, net	(43,909)	(38,574)
Income tax benefit (expense)	(3,033)	(45,188)
DD&A	(104,228)	(91,798)
Impairment of proved oil and natural gas properties	(8,342)	(251,347)
Accretion of AROs	(2,847)	(1,757)
Gains (losses) on commodity derivative instruments	88,187	253,649
Cash settlements paid (received) on expired commodity derivative and other financial instruments	(159,163)	(92,873)
Gain (loss) on sale of properties	46	—
Transaction related costs	(116)	(2,580)
Incentive-based compensation benefit (expense)	16,041	(14,051)
Exploration costs	(2,568)	(816)
Loss on settlement of AROs	(121)	—
Cash distributions from MEMP	(9)	(76)
Net income (loss)	$(32,380)	$(112,149)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included below is our consolidated statement of operations disaggregated by reportable segment for the period indicated (in thousands):

	For the Three Months Ended March 31, 2016
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$81,078	$60,623	$—	$141,701
Other revenues	—	243	—	243
Total revenues	81,078	60,866	—	141,944

Costs and expenses:
Lease operating	6,714	35,696	—	42,410
Gathering, processing, and transportation	21,941	9,209	—	31,150
Gathering, processing, and transportation - affiliate	14,187	—	—	14,187
Exploration	2,446	122	—	2,568
Taxes other than income	2,864	4,008	—	6,872
Depreciation, depletion, and amortization	59,799	44,429	—	104,228
Impairment of proved oil and natural gas properties	—	8,342	—	8,342
Incentive unit compensation expense (benefit)	(21,761)	—	—	(21,761)
General and administrative	11,133	13,524	—	24,657
Accretion of asset retirement obligations	140	2,707	—	2,847
(Gain) loss on commodity derivative instruments	(36,442)	(51,745)	—	(88,187)
(Gain) loss on sale of properties	50	(96)	—	(46)
Other, net	—	119	—	119
Total costs and expenses	61,071	66,315	—	127,386
Operating income (loss)	20,007	(5,449)	—	14,558
Other income (expense):
Interest expense, net	(11,357)	(32,552)	—	(43,909)
Earnings from equity investments	(40)	—	40	—
Other, net	4	—	—	4
Total other income (expense)	(11,393)	(32,552)	40	(43,905)
Income (loss) before income taxes	8,614	(38,001)	40	(29,347)
Income tax benefit (expense)	(2,937)	(96)	—	(3,033)
Net income (loss)	$5,677	$(38,097)	$40	$(32,380)

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2015
	MRD	MEMP	Other, Adjustments & Eliminations	Consolidated
Revenues:
Oil & natural gas sales	$87,023	$91,949	$—	$178,972
Other revenues	—	869	—	869
Total revenues	87,023	92,818	—	179,841

Costs and expenses:
Lease operating	5,222	40,478	—	45,700
Gathering, processing, and transportation	14,763	8,666	—	23,429
Exploration	726	90	—	816
Taxes other than income	2,775	6,655	—	9,430
Depreciation, depletion, and amortization	40,532	51,266	—	91,798
Impairment of proved oil and natural gas properties	—	251,347	—	251,347
Incentive unit compensation expense	10,224	—	—	10,224
General and administrative	12,976	14,511	—	27,487
Accretion of asset retirement obligations	123	1,634	—	1,757
(Gain) loss on commodity derivative instruments	(108,190)	(145,459)	—	(253,649)
Total costs and expenses	(20,849)	229,188	—	208,339
Operating income (loss)	107,872	(136,370)	—	(28,498)
Other income (expense):
Interest expense, net	(9,756)	(28,818)	—	(38,574)
Earnings from equity investments	(138)	—	138	—
Other, net	(49)	160	—	111
Total other income (expense)	(9,943)	(28,658)	138	(38,463)
Income (loss) before income taxes	97,929	(165,028)	138	(66,961)
Income tax benefit (expense)	(47,558)	2,370	—	(45,188)
Net income (loss)	$50,371	$(162,658)	$138	$(112,149)

Note 14. Commitments and Contingencies

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

At March 31, 2016 and December 31, 2015, MEMP had $0.1 million and $0.2 million of environmental reserves recorded on our balance sheets, respectively.

Third Party Midstream Service Agreements (Gathering & Processing)

The Company has an existing amended and restated midstream service agreement with ETC Field Services LLC (formerly known as Regency Field Services LLC) (“ETC”) for the gathering and processing of natural gas in in North Louisiana as discussed in our 2015 Form 10-K. ETC is entitled to receive a payback demand fee from us and other third parties equal to 110% of certain infrastructure improvement costs. The payback demand fee is based upon actual volumes gathered, but not less than a specified monthly demand quantity. Until payout is achieved, there is also a monthly demand quantity associated with gathering and processing fees.

We have the right to request that gas gathered by ETC be delivered to alternative delivery points for processing (e.g., PennTex). Under these circumstances, ETC assesses us a $0.25 per MMBtu gathering only fee to take gas off its system.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Firm Gas Transportation Service Agreement

During the three months ended March 31, 2016, the Company entered into a long-term firm transportation agreement with Regency Intrastate Gas LP (“RIGS”) to assure the delivery of its natural gas to market.  This agreement’s primary term terminates on December 31, 2025, subject to one-year extensions at either party’s election. This commitment requires a minimum monthly reservation charge that escalates annually by two percent regardless of whether the contracted capacity is used or not. An overrun charge that also escalates annually by two percent applies to gas received in excess of the contracted capacity. In addition to the demand and overrun fees, RIGS retains 1.25% of gas received for fuel. The following table summarizes the reserved capacity and applicable fees associated with this agreement:

Period	Reserved Capacity (MMBtu/d)	Reservation Demand Charge ($/MMBtu)	Overrun Charge ($/MMBtu)
January 1, 2016 to December 31, 2022	300,000	0.075	0.150
January 1, 2023 to December 31, 2025	200,000	0.075	0.150

In the future, additional receipt points may be developed. The following pricing grid, subject to annual escalation, would apply to gas received at any of these future receipt points.

	Reservation Demand Charge ($/MMBtu)	Commodity Charge ($/MMBtu)	Overrun Charge ($/MMBtu)
Total gas receipts ≤ contracted reserved capacity	0.075	0.075	n/a
Total gas receipts > contracted reserved capacity	n/a	n/a	0.150

Sales Delivery Commitment

Recently, the Company and a third party entered into a contract whereby the Company agreed to sell and deliver NGLs produced at gas processing plants owned and operated by PennTex. The NGLs are delivered to a pipeline owned by an affiliate of the third party. The initial term of the contract terminates on December 31, 2022, subject to one-year extensions at either party’s election. The price MRD receives is tied to published indices, net of transportation and fractionation deductions. Commencing April 1, 2016, through the end of the initial term of the agreement, the minimum sales volume commitment is 6,000 BPD. If we fail to deliver the minimum sales volume commitment, we will be required to pay a deficiency payment equal to transportation and fractionation deductions on undelivered volumes. Currently, transportation and fractionation deductions are approximately $4.39 per barrel.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

In connection with its 2009 acquisition of the Beta properties, Rise Energy Operating, LLC (“REO”), a wholly owned subsidiary of MEMP, assumed an obligation with the BOEM for the decommissioning of the offshore production facilities. The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account as of March 31, 2016 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$146,028

The trust account must maintain minimum balances as follows (in thousands):

June 30, 2016	$148,000
December 31, 2016	$152,000

As of March 31, 2016, the maximum remaining obligation was approximately $6.0 million.

Related Party Agreements

See Note 12 for additional information.

Note 15. Income Taxes

The Company is a corporation subject to federal and state income taxes. The net income (loss) attributable to noncontrolling interest is related to MEMP, which is a pass-through entity for federal income tax purposes; however, certain of its consolidating subsidiaries are subject to federal and state income taxes. The compensation expense or benefit associated with the incentive units of MRD Holdco (discussed in Note 11) creates a nondeductible permanent difference for income tax purposes.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax expense for the three months ended March 31, 2016 and 2015 was $3.0 million and $45.2 million, respectively. The change in the income tax expense was primarily attributable to decreased pre-tax income in the MRD Segment. The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was negative 10.3% and negative 67.5%, respectively. The change in the effective tax rate was primarily due to a change in earnings from the MEMP Segment pass-through entities and a change in non-deductible incentive unit compensation as discussed in Note 11. The effective tax rate for the three months ended March 31, 2016 and 2015 differed from the statutory federal income tax rate primarily due to the following recurring items:

•	earnings from the MEMP Segment pass-through entities;
•	non-deductible incentive unit compensation; and
•	state income tax, net of federal benefit.

The Company reported no liability for unrecognized tax benefits as of March 31, 2016 and expects no significant change to the unrecognized tax benefits in the next twelve months.

Consistent with establishing the deferred tax liability through stockholders’ equity in its initial public offering, the Company reversed a deferred tax liability of approximately $28.0 million through stockholders’ equity in 2015 attributable to the deferred tax effects of the Property Swap in 2015.

Note 16. Variable Interest Entities

Under the amended consolidation guidance that we adopted on January 1, 2016 (see Note 2), a limited partnership is considered a VIE unless a single limited partner or a simple majority of all partners have substantive kick-out or participating rights. MEMP is a VIE because its limited partners do not hold such rights under MEMP’s partnership agreement. A reporting entity has a controlling financial interest in a VIE and must consolidate the VIE if it has both: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company determined it has the power to direct the activities of MEMP that most significantly impact MEMP’s economic performance. MEMP GP is responsible for managing all of the MEMP’s operations and activities. Through an omnibus agreement, the Company provides management, administrative, and operations personnel to MEMP and MEMP GP. The Company, through MEMP GP, owns 50% of MEMP’s incentive distribution rights (“IDRs”) and the remaining IDRs are owned by affiliates of NGP. The IDRs represent the right to receive an increasing percentage (14.9% and 24.9%) of quarterly distributions of available cash from MEMP’s operating surplus after the minimum quarterly distribution and specified target distribution levels have been achieved. Determining whether the economic interests are “potentially significant” is an area of significant judgment that is not probability-based; it considers all possible scenarios. The Company determined that the IDRs held by MEMP GP could potentially be significant. Business purpose and design of the IDRs were qualitative factors considered in determining that the potential significance of the IDRs.

MEMP is not a guarantor of any of the Company’s debt. MEMP’s creditors have no recourse to the general credit of the Company. We have presented parenthetically on the face of the consolidated balance sheets the assets of MEMP that can be used only to settle MEMP’s obligations and the liabilities of MEMP for which creditors do not have recourse to the general credit of the Company.

MEMP has a capital structure that is independent of the Company. The Company has no obligation to provide any financial support to MEMP. MEMP GP generally has unlimited liability for the obligations of MEMP, except for those contractual obligations of MEMP that are expressly made without recourse to MEMP GP. The Company, as the sole member of MEMP GP, is generally shielded from liability for acts and debts of MEMP GP, except to the extent of its equity investment in MEMP GP. As a result, the Company’s maximum exposure to loss as a result of its involvement with MEMP is limited to its equity investment in MEMP GP of approximately $0.8 million.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	As of March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,779	$—	$836	$(1,540)	$2,075
Accounts receivable - trade	14,139	56,820	45,290	(3,525)	112,724
Accounts receivable - affiliates	8,244	—	—	(8,244)	—
Short-term derivative instruments	213,102	—	259,854	—	472,956
Other financial assets	35,358	—	—	—	35,358
Prepaid expenses and other current assets	2,198	4,406	4,839	—	11,443
Total current assets	275,820	61,226	310,819	(13,309)	634,556
Property and equipment, net	14,902	1,845,780	1,917,382	—	3,778,064
Long-term derivative instruments	74,429	—	442,616	—	517,045
Investments in subsidiaries	1,610,811	—	—	(1,610,811)	—
Other long-term assets	4,637	3,326	159,285	—	167,248
Total assets	$1,980,599	$1,910,332	$2,830,102	$(1,624,120)	$5,096,913

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$18,182	$76,460	$68,607	$(1,540)	$161,709
Accounts payable - affiliates	—	12,572	5,137	(8,266)	9,443
Revenues payable	—	33,145	25,427	—	58,572
Short-term derivative instruments	—	—	2,098	—	2,098
Total current liabilities	18,182	122,177	101,269	(9,806)	231,822
Long-term debt	1,113,483	—	1,957,984	—	3,071,467
Asset retirement obligations	—	10,531	164,964	—	175,495
Long-term derivative instruments	—	—	2,161	—	2,161
Deferred tax liabilities	32,621	163,541	2,158	—	198,320
Other long-term liabilities	6,689	—	—	—	6,689
Total liabilities	1,170,975	296,249	2,228,536	(9,806)	3,685,954
Equity:
Equity	809,624	1,614,083	601,566	(2,215,649)	809,624
Noncontrolling interest	—	—	—	601,335	601,335
Total equity	809,624	1,614,083	601,566	(1,614,314)	1,410,959
Total liabilities & equity	$1,980,599	$1,910,332	$2,830,102	$(1,624,120)	$5,096,913

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,986	$—	$599	$(1,410)	$2,175
Accounts receivable- trade	7,850	49,537	60,238	(3,530)	114,095
Accounts receivable - affiliates	9,525	—	—	(9,525)	—
Short-term derivative instruments	227,991	—	272,320	—	500,311
Other financial assets	46,106	—	—	—	46,106
Prepaid expenses and other current assets	2,318	3,670	7,029	—	13,017
Total current assets	296,776	53,207	340,186	(14,465)	675,704
Property and equipment, net	15,825	1,729,236	1,946,323	—	3,691,384
Long-term derivative instruments	91,292	—	461,809	—	553,101
Investments in subsidiaries	1,482,847	—	—	(1,482,847)	—
Other long-term assets	4,976	—	157,684	—	162,660
Total assets	$1,891,716	$1,782,443	$2,906,002	$(1,497,312)	$5,082,849

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$26,796	$69,279	$61,715	$(2,142)	$155,648
Accounts payable - affiliates	—	14,193	3,339	(12,323)	5,209
Revenues payable	80	35,463	25,504	—	61,047
Short-term derivative instruments	—	—	2,850	—	2,850
Total current liabilities	26,876	118,935	93,408	(14,465)	224,754
Long-term debt	1,012,064	—	2,000,579	—	3,012,643
Asset retirement obligations	—	10,079	162,989	—	173,068
Long-term derivative instruments	—	—	1,441	—	1,441
Deferred tax liabilities	22,754	170,979	2,094	—	195,827
Other long-term liabilities	7,195	—	—	—	7,195
Total liabilities	1,068,889	299,993	2,260,511	(14,465)	3,614,928
Equity:
Equity	822,827	1,482,450	645,491	(2,127,941)	822,827
Noncontrolling interest	—	—	—	645,094	645,094
Total equity	822,827	1,482,450	645,491	(1,482,847)	1,467,921
Total liabilities & equity	$1,891,716	$1,782,443	$2,906,002	$(1,497,312)	$5,082,849

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$81,078	$60,623	$—	$141,701
Other income	—	—	243	—	243
Total revenues	—	81,078	60,866	—	141,944

Costs and expenses:
Lease operating	—	6,714	35,696	—	42,410
Gathering, processing and transportation	—	21,941	9,209	—	31,150
Gathering, processing and transportation - affiliate	—	14,187	—	—	14,187
Exploration	—	2,446	122	—	2,568
Taxes other than income	652	2,212	4,008	—	6,872
Depreciation, depletion and amortization	1,105	58,694	44,429	—	104,228
Impairment of proved oil and natural gas properties	—	—	8,342	—	8,342
Incentive unit compensation expense (benefit)	(21,761)	—	—	—	(21,761)
General and administrative	10,759	374	13,524	—	24,657
Accretion of asset retirement obligations	—	140	2,707	—	2,847
(Gain) loss on commodity derivatives	(36,442)	—	(51,745)	—	(88,187)
(Gain) loss on sale of properties	—	50	(96)	—	(46)
Other, net	—	—	119	—	119
Total costs and expenses	(45,687)	106,758	66,315	—	127,386
Operating income (loss)	45,687	(25,680)	(5,449)	—	14,558

Other income (expense):
Interest expense, net	(11,357)	—	(32,552)	—	(43,909)
Equity earnings from subsidiaries	(17,003)	—	—	17,003	—
Other, net	—	4	—	—	4
Total other income (expense)	(28,360)	4	(32,552)	17,003	(43,905)
Income before income taxes	17,327	(25,676)	(38,001)	17,003	(29,347)
Income tax benefit (expense)	(11,650)	8,713	(96)	—	(3,033)
Net income (loss)	5,677	(16,963)	(38,097)	17,003	(32,380)
Net income (loss) attributable to noncontrolling interest	—	—	—	(38,057)	(38,057)
Net income (loss) attributable to Memorial Resource Development Corp.	$5,677	$(16,963)	$(38,097)	$55,060	$5,677

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Oil & natural gas sales	$—	$87,023	$91,949	$—	$178,972
Other income	—	—	869	—	869
Total revenues	—	87,023	92,818	—	179,841

Costs and expenses:
Lease operating	—	5,222	40,478	—	45,700
Gathering, processing and transportation	—	14,763	8,666	—	23,429
Exploration	—	726	90	—	816
Taxes other than income	—	2,775	6,655	—	9,430
Depreciation, depletion and amortization	968	39,564	51,266	—	91,798
Impairment of proved oil and natural gas properties	—	—	251,347	—	251,347
Incentive unit compensation expense	10,224	—	—	—	10,224
General and administrative	10,925	2,051	14,511	—	27,487
Accretion of asset retirement obligations	—	123	1,634	—	1,757
(Gain) loss on commodity derivatives	(108,190)	—	(145,459)	—	(253,649)
Total costs and expenses	(86,073)	65,224	229,188	—	208,339
Operating income (loss)	86,073	21,799	(136,370)	—	(28,498)

Other income (expense):
Interest expense, net	(9,757)	—	(28,817)	—	(38,574)
Equity earnings from subsidiaries	7,021	—	—	(7,021)	—
Other, net	—	(49)	160	—	111
Total other income (expense)	(2,736)	(49)	(28,657)	(7,021)	(38,463)
Income before income taxes	83,337	21,750	(165,027)	(7,021)	(66,961)
Income tax benefit (expense)	(37,445)	(10,113)	2,370	—	(45,188)
Net income (loss)	45,892	11,637	(162,657)	(7,021)	(112,149)
Net income (loss) attributable to noncontrolling interest	—	—	159	(158,200)	(158,041)
Net income (loss) attributable to Memorial Resource Development Corp.	$45,892	$11,637	$(162,816)	$151,179	$45,892

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$39,157	$17,220	$77,006	$(130)	$133,253

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	—	—	—	—
Additions to oil and gas properties	—	(163,645)	(22,537)	—	(186,182)
Additions to other property and equipment	(194)	—	(95)	—	(289)
Additions to restricted investments	—	—	(2,136)	—	(2,136)
Other financial hybrid instruments	6,415	—	—	—	6,415
Investments in subsidiaries	(146,348)	—	—	146,348	—
Distributions from subsidiaries	9	—	—	(9)	—
Proceeds from the sale of oil and gas properties	—	—	325	—	325
Other	—	77	—	—	77
Net cash used in investing activities	(140,118)	(163,568)	(24,443)	146,339	(181,790)

Cash flows from financing activities:
Advances on revolving credit facility	147,000	—	28,000	—	175,000
Payments on revolving credit facility	(46,000)	—	(72,000)	—	(118,000)
Repayment of senior notes	—	—	—	—	—
Deferred finance costs	(21)	—	(18)	—	(39)
Capital contributions	—	146,348	—	(146,348)	—
Contributions from NGP affiliates related to sale of assets	—	—	26	—	26
Distribution to equity owners	—	—	(8,304)	8,304	—
Distribution to noncontrolling interests	—	—	—	(8,295)	(8,295)
Repurchases of equity	(225)	—	(30)	—	(255)
Net cash provided by (used in) financing activities	100,754	146,348	(52,326)	(146,339)	48,437
Net change in cash and cash equivalents	(207)	—	237	(130)	(100)
Cash and cash equivalents, beginning of period	2,986	—	599	(1,410)	2,175
Cash and cash equivalents, end of period	$2,779	$—	$836	$(1,540)	$2,075

	For the Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$16,404	$82,434	$71,963	$1,015	$171,816

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	—	(3,305)	—	(3,305)
Additions to oil and gas properties	—	(86,619)	(74,375)	—	(160,994)
Additions to other property and equipment	(1,687)	(260)	—	—	(1,947)
Additions to restricted investments	—	—	(1,426)	—	(1,426)
Investments in subsidiaries	(5,580)	—	—	5,580	—
Distributions from subsidiaries	78,076	—	—	(78,076)	—
Net cash used in investing activities	70,809	(86,879)	(79,106)	(72,496)	(167,672)

Cash flows from financing activities:
Advances on revolving credit facility	104,000	—	166,000	—	270,000
Payments on revolving credit facility	(143,000)	—	(5,000)	—	(148,000)
Repayment of senior notes	—	—	(2,914)	—	(2,914)
Deferred finance costs	—	—	(10)	—	(10)
MRD equity repurchases	(50,000)	—	—	—	(50,000)
MEMP equity repurchases	—	—	(28,420)	—	(28,420)
Capital contributions	—	3,668	1,912	(5,580)	—
Distribution to equity owners	—	—	(46,315)	46,315	—
Distribution to noncontrolling interests	—	—	—	(46,239)	(46,239)
Distributions to MRD	—	—	(78,000)	78,000	—
Other	—	—	(7)	—	(7)
Net cash provided by financing activities	(89,000)	3,668	7,246	72,496	(5,590)
Net change in cash and cash equivalents	(1,787)	(777)	103	1,015	(1,446)
Cash and cash equivalents, beginning of period	2,241	3,762	970	(1,015)	5,958
Cash and cash equivalents, end of period	$454	$2,985	$1,073	$—	$4,512

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Subsequent Events

MRD Borrowing Base Reaffirmation

For additional information, see Note 7.

Amendment to MEMP Revolving Credit Facility and Borrowing Base Redetermination

For additional information, see Note 7.

Divestiture of MEMP GP

On April 27, 2016, we entered into an agreement to sell MEMP GP and related entities to MEMP for $0.75 million in cash. We expect to complete the divestiture by the end of the second quarter of 2016, subject to customary closing conditions. Following completion of the divestiture, we will own no interest in MEMP's outstanding common units, IDRs or general partner interest. We do not expect to recognize a material gain or loss upon deconsolidation of MEMP GP and its subsidiaries. In connection with the completion of the divestiture, we will enter into a transition services agreement with MEMP to manage post-closing separation costs and activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our 2015 Form 10-K filed with the SEC on February 24, 2016. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

As discussed under Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements,” the FASB issued an accounting standards update in February 2015 to improve consolidation guidance for certain types of legal entities. The guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. We adopted this guidance on January 1, 2016 and determined that MEMP was a VIE for which we are the primary beneficiary. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Because we are the primary beneficiary of MEMP, its business and operations are consolidated with ours for financial reporting purposes. As a result, our financial statements and notes thereto included under “Item 1. Financial Statements” consolidate MEMP’s business and assets with ours; however, the MEMP Segment’s debt is nonrecourse to the Company (other than MEMP GP). Except where expressly noted to the contrary, the following discussion of our business, operations and assets and the use of the terms “we”, “our” and “us” excludes MEMP’s business, operations and assets.

Recent Developments

Divestiture of MEMP GP

On April 27, 2016, we entered into an agreement to sell MEMP GP and related entities to MEMP for $0.75 million in cash. We expect to complete the divestiture by the end of the second quarter of 2016, subject to customary closing conditions. Following completion of the divestiture, we will own no interest in MEMP's outstanding common units, IDRs or general partner interest. We do not expect to recognize a material gain or loss upon deconsolidation of MEMP GP and its subsidiaries. In connection with the completion of the divestiture, we will enter into a transition services agreement with MEMP to manage post-closing separation costs and activities.

MRD Borrowing Base Reaffirmation

In April 2016, the lenders under our revolving credit facility reaffirmed the borrowing base under our revolving credit facility at $1.0 billion, to remain at such level until the next scheduled redetermination, the next interim redetermination or other adjustment to the borrowing base, whichever occurs first.

Amendment to MEMP Revolving Credit Facility and Borrowing Base Redetermination

In April 2016, MEMP entered into a tenth amendment to MEMP’s revolving credit facility to amend certain terms of MEMP’s revolving credit facility. In connection therewith, the lenders under MEMP’s revolving credit facility reduced the borrowing base under MEMP’s revolving credit facility from $1.175 billion to $925.0 million, to remain at such level until the next scheduled redetermination, the next interim redetermination or other adjustment to the borrowing base, whichever occurs first.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Business Segments

Our reportable business segments are organized in a manner that reflects how management manages those business activities. We evaluate segment performance based on Adjusted EBITDA. For additional information regarding our reportable business segments and Adjusted EBITDA, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

The MEMP Segment is engaged in the acquisition, exploitation, development and production of oil and natural gas properties, with assets consisting primarily of producing oil and natural gas properties that are located in Texas, Louisiana, Colorado, Wyoming, and offshore Southern California. Most of the MEMP Segment’s properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. MEMP’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

•

Taxes other than income. These consist of severance, ad valorem taxes, and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by state or local taxing authorities. Both MRD and MEMP take full advantage of all credits and exemptions in the various taxing jurisdictions where they operate. Ad valorem taxes are generally tied to the valuation of the oil and natural properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.

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

•

Incentive unit compensation expense. For more information regarding compensation expense recognized associated with incentive units, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

•

General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expense associated with certain long-term incentive-based plans, audit and other professional fees, and legal compliance expenses.

•

Interest expense. Both MRD and MEMP finance a portion of their working capital requirements and acquisitions with borrowings under revolving credit facilities and senior note issuances. As a result, both MRD and MEMP incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense in future periods.

•

Income tax expense. We are a corporation subject to federal and state income taxes. MEMP, which is consolidated with us for financial reporting purposes, is organized as a pass-through entity for federal and most state income tax purposes, with the exception of the state of Texas. As a result, MEMP’s partners are responsible for federal and state income taxes on their share of taxable income. Certain of MEMP’s consolidated subsidiaries are taxed as corporations for federal and state income tax purposes.

Critical Accounting Policies and Estimates

Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion, and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; realization of long-term prepaid processing fees; fair value of derivatives; fair value of equity compensation; fair value of incentive unit compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis.

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

A discussion of our critical accounting policies and estimates is included in our 2015 Form 10-K. There have been no significant changes to our critical accounting policies and estimates except for the realization of long-term prepaid processing fees. Pursuant to a gas processing agreement with a related party, any deficiency payments made by the Company under this agreement will be treated as prepaid processing fees by our related party because we may utilize these deficiency payments as credit for fees owed if we have delivered the total minimum volume commitment under the processing agreement within the initial term of the agreement. We must pay a quarterly deficiency payment based on the firm-commitment fixed fee if the cumulative minimum volume commitment as of the end of such quarter exceeds the sum of (i) the cumulative volumes processed (or credited with respect to plant interruptions) under the processing agreement as of the end of such quarter plus (ii) volumes corresponding to deficiency payments incurred prior to such quarter. At March 31, 2016, the $3.3 million accrued deficiency payment is reflected in our balance sheet in the “Other long-term assets” line. We expect to make periodic deficiency payments from time-to-time. On a quarterly basis we will make an assessment on whether the long-term asset is recoverable. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Results of Operations

MRD Segment

The MRD Segment’s results of operations for the three months ended March 31, 2016 and 2015 presented below have been derived from our consolidated financial statements. The comparability of the results of operations among the periods presented is impacted by our drilling program.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Oil & natural gas sales	$81,078	$87,023
Lease operating	6,714	5,222
Gathering, processing, and transportation (including affiliate)	36,128	14,763
Exploration	2,446	726
Taxes other than income	2,864	2,775
Depreciation, depletion, and amortization	59,799	40,532
Incentive unit compensation expense (benefit)	(21,761)	10,224
General and administrative	11,133	12,976
(Gain) loss on commodity derivative and other financial instruments	(36,442)	(108,190)
Interest expense, net	(11,357)	(9,756)
Income tax benefit (expense)	(2,937)	(47,558)
Net income (loss)	5,677	50,371

Natural gas and oil revenue:
Oil sales	$10,895	$13,393
NGL sales	15,394	11,454
Natural gas sales	54,789	62,176
Total natural gas and oil revenue	$81,078	$87,023

Production Volumes:
Oil (MBbls)	362	283
NGLs (MBbls)	1,362	503
Natural gas (MMcf)	27,850	20,194
Total (MMcfe)	38,194	24,910
Average net production (MMcfe/d)	419.7	276.8

Average sales price:
Oil (per Bbl)	$30.10	$47.33
NGL (per Bbl)	11.30	22.77
Natural gas (per Mcf)	1.97	3.08
Total (Mcfe)	$2.12	$3.49

Average unit costs per Mcfe:
Lease operating expense	$0.18	$0.21
Gathering, processing, and transportation (including affiliate)	0.95	0.59
Taxes other than income	0.07	0.11
General and administrative expenses	0.29	0.52
Depletion, depreciation, and amortization	1.57	1.63

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The MRD Segment recorded net income of $5.7 million during the three months ended March 31, 2016 compared to net income of $50.4 million during the three months ended March 31, 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $81.1 million, a decrease of $5.9 million compared with 2015. Production increased 13.3 Bcfe (approximately 53%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased by a $1.37 per Mcfe (approximately 39%) due to lower commodity prices. The volume and pricing variance contributed to an approximate $46.4 million increase offset by a $52.3 million decrease in revenues, respectively.

•

Lease operating expenses were $6.7 million and $5.2 million for 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses decreased to $0.18 for 2016 from $0.21 for 2015 primarily due to increased salt water disposal efficiencies and additional production volumes. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges.

•

Gathering, processing and transportation expenses, including affiliates, were $36.1 million and $14.8 million for 2016 and 2015, respectively. The increase of $21.3 million is primarily due to an increase in natural gas and NGL volumes and an increase in the rate due to efficient cryogenic processing associated with the new gas processing plants. On a per Mcfe basis, gathering, processing and transportation expenses, including affiliates, were $0.95 for 2016 compared to $0.59 for 2015.

•

DD&A expense for 2016 was $59.8 million compared to $40.5 million for 2015, an increase of $19.3 million. The increase is due to an increase in production volumes and was partially offset by a decrease in the rate as reserves grew faster than costs subject to depletion. Increased production volumes caused DD&A expense to increase by approximately $21.7 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $2.4 million.

•

Incentive unit compensation cost was a benefit for 2016 of $21.7 million compared to a $10.2 million expense recognized in 2015. The benefit recognized in 2016 primarily related to the decrease in MRD’s stock price, which decreased the value of the incentive units.

•

General and administrative expenses for 2016 were $11.1 million compared to $13.0 million for 2015. General and administrative expenses for 2016 included less than $0.1 million of transaction-related costs compared to $1.3 million of transaction-related costs in 2015. Expense associated with our long-term incentive plan (“LTIP”) awards increased $1.7 million between periods. Expenses of $2.0 million were paid in 2015 related to the services agreement discussed in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. Additionally, in 2015 there were $0.8 million of audit and legal service fees associated with a registration statement by our wholly-owned subsidiary, Terryville Mineral & Royalty Partners LP, that was subsequently withdrawn. Furthermore, information technology costs decreased by $1.0 million period-to-period.

•

Net gains on commodity derivative instruments of $36.4 million were recognized during 2016, consisting of $68.2 million of cash settlement receipts and a $31.8 million decrease in the fair value of open hedge positions. Net gains on commodity derivative instruments of $108.2 million were recognized during 2015, consisting of $32.7 million of cash settlement receipts and a $75.4 million increase in the fair value of open hedge positions.

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

•

Net interest expense during 2016 was $11.4 million, including amortization of deferred financing fees of approximately $0.8 million. Net interest expense during 2015 was $9.8 million, including amortization of deferred financing fees of approximately $0.7 million.

Average outstanding borrowings under our revolving credit facility were $481.7 million during 2016. Average outstanding borrowings under our revolving credit facility were $182.5 million during 2015. For both 2016 and 2015, we had an average of $600.0 million aggregate principal amount of the MRD Senior Notes issued and outstanding.

•

Income tax expense for 2016 was $2.9 million compared to $47.6 million for 2015, resulting in an effective tax rate of 33.9% and 48.6%, respectively. The change in the income tax expense was primarily attributable to decreased pre-tax income for 2016. The change in the effective tax rate was primarily the result of a change in non-deductible incentive unit compensation as discussed above. The effective tax rate for both the three months ended March 31, 2016 and 2015 differed from the federal statutory income tax rate primarily due to nondeductible incentive unit compensation and state income tax.

MEMP Segment

The MEMP Segment’s results of operations for the three months ended March 31, 2016 and 2015 presented below have been derived from our consolidated financial statements.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Oil & natural gas sales	$60,623	$91,949
Lease operating	35,696	40,478
Gathering, processing, and transportation	9,209	8,666
Taxes other than income	4,008	6,655
Depreciation, depletion, and amortization	44,429	51,266
Impairment of proved oil and natural gas properties	8,342	251,347
General and administrative	13,524	14,511
(Gain) loss on commodity derivative instruments	(51,745)	(145,459)
Interest expense, net	(32,552)	(28,818)
Net income (loss)	(38,097)	(162,658)

Natural gas and oil revenue:
Oil sales	$29,777	$44,253
NGL sales	7,255	12,123
Natural gas sales	23,591	35,573
Total natural gas and oil revenue	$60,623	$91,949

Production Volumes:
Oil (MBbls)	1,068	1,021
NGLs (MBbls)	663	699
Natural gas (MMcf)	11,753	12,381
Total (MMcfe)	22,138	22,698
Average net production (MMcfe/d)	243.3	252.2

Average sales price:
Oil (per Bbl)	$27.89	$43.34
NGL(per Bbl)	10.94	17.34
Natural gas (per Mcf)	2.01	2.87
Total (Mcfe)	$2.74	$4.05

Average unit costs per Mcfe:
Lease operating expense	$1.61	$1.78
Gathering, processing, and transportation	0.42	0.38
Taxes other than income	0.18	0.29
General and administrative expenses	0.61	0.64
Depletion, depreciation, and amortization	2.01	2.26

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

A net loss of $38.1 million was recorded for the three months ended March 31, 2016, compared to a net loss of $162.7 million recorded during the three months ended March 31, 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $60.6 million, a decrease of $31.3 million compared with 2015. Production decreased 0.6 Bcfe (approximately 2%) primarily from decreased drilling activities, flooding in East Texas and a temporary production curtailment at our Bairoil properties. The average realized sales price decreased $1.31 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 29% of total volumes for 2016 compared to approximately 27% of total volumes for 2015. The unfavorable price and volume variance contributed to an approximate $29.0 million and $2.3 million decrease in revenues, respectively.

•

Lease operating expenses were $35.7 million and $40.5 million for 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses were $1.61 for 2016 compared to $1.78 for 2015. Reductions in lease operating expenses were a result of MEMP’s continued focus on improving margins and operational efficiencies.

•

Gathering, processing and transportation expenses were $9.2 million and $8.7 million for 2016 and 2015, respectively. On a per Mcfe basis, gathering, processing, and transportation expenses were $0.42 for 2016 compared to $0.38 for 2015.

•

Taxes other than income for 2016 totaled $4.0 million, a decrease of $2.6 million compared with 2015 primarily due to lower realized commodity prices. On a per Mcfe basis, taxes other than income decreased to $0.18 for 2016 compared to $0.29 for 2015 as a result of lower realized commodity prices.

•

DD&A expense for 2016 was $44.4 million compared to $51.3 million for 2015, a $6.9 million decrease. Decreased production volumes caused DD&A expense to decrease by approximately $1.3 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $5.6 million. The $0.25 per Mcfe decrease in DD&A rate is primarily due to impairment recognized on certain properties over the course of 2015.

•

MEMP recognized $8.3 million of impairments in 2016 related to certain properties in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices. MEMP recognized $251.3 million of impairments in 2015 related to certain properties in East Texas, Wyoming, and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to declining commodity prices.

•

General and administrative expenses for 2016 were $13.5 million and included $2.5 million of unit-based compensation expense and approximately $0.1 million of acquisition-related costs. General and administrative expenses for 2015 totaled $14.5 million and included approximately $2.3 million of unit-based compensation expense and approximately $1.3 million of acquisition-related costs.

•

Net gains on commodity derivative instruments of $51.7 million were recognized during 2016, consisting of $80.2 million of cash settlement receipts and a $28.5 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $145.5 million were recognized during 2015, consisting of $60.1 million of cash settlement receipts and an $85.4 million increase in the fair value of open positions.

•

Net interest expense totaled $32.6 million during 2016, including losses on interest rate swaps of approximately $3.7 million, amortization of deferred financing fees of approximately $1.2 million, and accretion of net discount associated with the senior notes of $0.6 million. Net interest expense totaled $28.8 million during 2015, including losses on interest rate swaps of $2.4 million, amortization of deferred financing fees of approximately $1.9 million, and accretion of net discounts associated with the senior notes of $0.6 million. The increase in interest expense is primarily due to losses on interest rate swaps and increase in outstanding borrowings under MEMP’s revolving credit facility.

Average outstanding borrowings under MEMP’s revolving credit facility were $814.7 million during 2016 compared to $508.1 million during 2015. MEMP had an average of $1.2 billion aggregate principal amount of its senior notes issued and outstanding during both 2016 and 2015.

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

MRD Segment

Historically, the primary sources of liquidity have been through borrowings under credit facilities, capital contributions from NGP, borrowings under a second lien term loan facility, issuance of senior notes, asset sales, including dropdowns to MEMP, and net cash provided by operating activities. The primary use of cash has been for the exploration, development and acquisition of natural gas and oil properties. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet future financial obligations, planned capital expenditure activities and liquidity requirements. Any future success in growing proved reserves and production will be highly dependent on the capital resources available. Our identified potential horizontal well locations in North Louisiana will take many years to develop.

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

We believe our cash flows provided by operating activities and availability under our revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and permit us to complete our remaining planned 2016 development drilling activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all.

As of March 31, 2016, we had $476.0 million of available borrowing capacity under our revolving credit facility and $1.2 million of cash and cash equivalents. As of March 31, 2016, we had a working capital balance of $193.2 million. We believe the available borrowings under our revolving credit facility provides sufficient liquidity to finance anticipated working capital and capital expenditure requirements.

Capital Budget

For the three months ended March 31, 2016, MRD Segment’s total capital expenditures, including unproved leasehold, were $175.6 million related primarily to the development of the Terryville Complex.

Debt Agreements—MRD Segment

Revolving Credit Facility

In June 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility with a borrowing base of $1.0 billion as of March 31, 2016. The revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. In April 2016, the borrowing base under our revolving credit facility was reaffirmed at $1.0 billion. In the future, we may be unable to access sufficient capital under the revolving credit facility as a result of (i) a decrease in our borrowing base due to a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of March 31, 2016.

MRD Senior Notes

As of March 31, 2016, MRD had $600.0 million aggregate principal amount of 5.875% senior unsecured notes due 2022 (the “MRD Senior Notes”) outstanding. The MRD Senior Notes will mature on July 1, 2022 with interest accruing at a rate of 5.875% per annum and payable semi-annually in arrears on January 1 and July 1 of each year. The MRD Senior Notes are governed by an indenture dated as of July 10, 2014. The MRD Senior Notes are fully and unconditionally guaranteed, subject to customary release provisions, on a senior unsecured basis by certain of our existing subsidiaries.

Debt Agreements—MEMP Segment

Revolving Credit Facility

Memorial Production Operating LLC (“OLLC”), a wholly-owned subsidiary of MEMP, is party to a $2.0 billion revolving credit facility, with a borrowing base of $1.175 billion as of March 31, 2016 that matures in March 2018 and is guaranteed by MEMP and all of its current and future subsidiaries (other than certain immaterial subsidiaries). In April 2016, MEMP’s revolving credit facility was amended and the borrowing base was reduced to $925.0 million in connection with MEMP’s semi-annual redetermination. For additional information, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements.”

Senior Notes

As of March 31, 2016, MEMP had $700.0 million aggregate principal amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by a base indenture and supplements thereto.

As of March 31, 2016, MEMP had approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of MEMP’s subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by a base indenture and supplement thereto.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2016, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of MEMP’s interest rate derivative contracts as of March 31, 2016.

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

Cash Flows from Operating, Investing and Financing Activities

The following tables summarize segment cash flows from operating, investing and financing activities for the periods indicated. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

MRD Segment

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities:	$56,247	$98,838

Net cash used in investing activities:
Additions to oil and gas properties	(163,645)	(86,619)
Additions to other property and equipment	(194)	(1,947)
Other financial instruments	6,415	—
Distributions received from MEMP Segment related to partnership interests	9	76
Other	77	—
Net cash provided by (used in) investing activities	$(157,338)	$(88,490)

Net cash provided by financing activities:
Advances on revolving credit facilities	$147,000	$104,000
Payments on revolving credit facilities	(46,000)	(143,000)
Deferred financing costs	(21)	—
Contributions from MEMP Segment	—	78,000
Distribution to MEMP Segment	—	(1,912)
Repurchases of shares	(225)	(50,000)
Net cash provided by (used in) financing activities	$100,754	$(12,912)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Operating Activities. Net cash flows provided by operating activities were $56.2 million during 2016 compared to $98.8 million during 2015. Production increased 13.3 Bcfe (approximately 53%) and average realized sales price decreased $1.37 per Mcfe as previously discussed under “Results of Operations—MRD Segment.” Cash paid for interest during 2016 was $19.3 million compared to $17.9 million during 2015 and cash settlements on commodity derivatives were $68.2 million during 2016 compared to $32.7 million during 2015.

Investing Activities. Total cash used in investing activities was $157.3 million during 2016 compared to $88.5 million during 2015. Cash used for additions to oil and gas properties was $163.6 million during 2016 compared to $86.6 million during 2015, which consisted primarily of drilling and completion activities in North Louisiana. Cash settlements on other financial instruments were $6.4 million during 2016. Additions to other property and equipment were $0.2 million during 2016 and $1.9 million during 2015 which consisted primarily of computer hardware, software, and other leased office space build out during 2015.

Financing Activities.  Net borrowings under our revolving credit facility were $101.0 million during 2016.  Amounts borrowed under our revolving credit facility were primarily used for additions to oil and natural gas properties and general corporate purposes, including working capital.  Net repayments under revolving credit facilities were $39.0 million during 2015. Amounts borrowed under our revolving credit facility were primarily used for additions to oil and natural gas properties and general corporate purposes, including working capital during 2015.

The MRD Segment received $78.0 million from the MEMP Segment in connection with the exchange of certain properties in North Louisiana (the “Property Swap”). MRD made deemed distributions of $1.9 million to MEMP related to the properties MEMP acquired in the Property Swap transaction during 2015.

Total payments remitted for employees’ tax obligations to the appropriate taxing authorities were approximately $0.2 million during 2016 upon vesting of the restricted common stock. The Company repurchased 2,888,684 shares of its common stock under its December 2014 repurchase program for an aggregate price of $50.0 million during 2015, which exhausted the December 2014 repurchase program. The Company has retired all of the shares of common stock repurchased and those shares of common stock are no longer issued or outstanding.

MEMP Segment

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$77,006	$71,963

Net cash used in investing activities:
Acquisition of oil and natural gas properties	$—	$(3,305)
Additions to oil and gas properties	(22,537)	(74,375)
Additions to other property and equipment	(95)	—
Additions to restricted investments	(2,136)	(1,426)
Proceeds from the sale of oil and gas properties	325	—
Net cash provided by (used in) investing activities	$(24,443)	$(79,106)

Net cash provided by financing activities
Advances on revolving credit facilities	$28,000	$166,000
Payments on revolving credit facilities	(72,000)	(5,000)
Repurchase of senior notes	—	(2,914)
Deferred financing costs	(18)	(10)
Capital contributions from previous owners	—	1,912
Contributions from NGP affiliates related to sale of assets	26	—
Distributions to partners	(8,304)	(46,315)
Distributions to MRD Segment	—	(78,000)
Restricted units returned to plan	(30)	(7)
Repurchased units under unit repurchase program	—	(28,420)
Net cash provided by (used in) financing activities	$(52,326)	$7,246

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities increased by $5.0 million. Production decreased 0.6 Bcfe (approximately 2%) and average realized sales price decreased $1.31 per Mcfe. During 2016, lease operating expenses were $35.7 million, a decrease of $4.8 million compared to 2015. Taxes other than income decreased to $4.0 million in 2016 from $6.7 million during 2015. MEMP had a $12.5 million increase due to the timing of working capital. Net cash provided by operating activities included a $20.5 million period-to-period increase in cash settlements received on expired commodity derivative instruments. The period-to-period increases in cash settlements received on expired commodity derivatives partially offset decreased revenues as previously discussed under “—Results of Operations—MEMP Segment.”

Investing Activities. Net cash used in investing activities during 2016 was $24.4 million, of which $22.5 million was used for additions to oil and natural gas properties. In addition, MEMP received $0.3 million in proceeds from the sale of oil and natural gas properties. Net cash used in investing activities during 2015 was $79.1 million, of which $3.3 million was used to acquire oil and natural gas properties from third parties and $74.4 million was used for additions to oil and natural gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with MEMP’s offshore Southern California oil and gas properties. Additions to restricted investments were $2.1 million during 2016 compared to $1.4 million during 2015.

Financing Activities. Distributions to partners during 2016 were $8.3 million compared to $46.3 million during 2015, of which the MRD Segment received less than $0.1 million during 2016 compared to $0.1 million during 2015. The MEMP Segment distributed $78.0 million to the MRD Segment in connection with the Property Swap acquisition. MEMP received a contribution of $1.9 million from the MRD Segment related to the properties MEMP acquired in the Property Swap transaction during 2015.

MEMP had net repayments of $44.0 million under its revolving credit facility during 2016. MEMP had net borrowings of $161.0 million under its revolving credit facility during 2015 that were primarily used to fund the Property Swap acquisition and to fund MEMP’s drilling program.

MEMP repurchased $28.4 million in common units during 2015, which represents a repurchase and retirement of 1,909,583 common units under the December 2014 repurchase program. MEMP repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Contractual Obligations

During the three months ended March 31, 2016, there were no significant changes in our consolidated contractual obligations from those reported in our 2015 Form 10-K filed with the SEC on February 24, 2016 except for an addition of a long-term firm transportation agreement entered into with a third party as part of our ordinary course of business. For more information see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. Additionally, indebtedness under our revolving credit facility was $524.0 million at March 31, 2016 compared to $423.0 million at December 31, 2015. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information on our indebtedness.

Off–Balance Sheet Arrangements

As of March 31, 2016, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2015 Form 10-K filed with the SEC on February 24, 2016.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2016, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for interest rate swap arrangements that were outstanding at March 31, 2016.

At March 31, 2016, we had $524.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate based on the LIBOR Market Index Rate plus 2.0%, or 2.43%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rate would be less than $0.3 million per year.

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

	March 31, 2016
	Carrying	Estimated
Description	Amount	Fair Value
MRD Segment:
5.875% senior notes, fixed-rate, due May 1, 2022	$589,483	$507,000

MEMP Segment:
7.625% senior notes, fixed rate, due May 1, 2021	$681,758	$203,000
6.875% senior notes, fixed-rate, due August 1, 2022	$484,226	$135,430

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding credit risk associated with our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements”, Note 14, “Commitments and Contingencies – Litigation & Environmental,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes with respect to the risk factors since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent sales of unregistered securities.

None.

(b) Use of proceeds.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

The following table summarizes our repurchase activity during the quarterly period ended March 31, 2016.

				Approximate
		Average	Total Number of Shares Purchased	Dollar Value of Shares That May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Shares	Announced Plan	Under the Plan
				(in thousands)
Restricted share repurchases (1)
January 1, 2016 - January 31, 2016	8,437	$15.58	—	—
February 1, 2016 - February 29, 2016	—	$—	—	—
March 1, 2016 - March 31, 2016	12,129	$10.13	—	—

(1) Represents common shares surrendered to satisfy tax liabilities incident to the vesting of restricted shares issued under the LTIP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Change of Control Agreements

On May 4, 2016, MEMP GP entered into change of control agreements with each of its executive officers, including John A. Weinzierl and William J. Scarff. These change of control agreements require MEMP GP to provide certain compensation and benefits to such officers if such officer’s employment is terminated on account of a qualifying termination (as defined below). The change of control agreements continue in effect until the earlier of (i) a separation from service other than on account of a qualifying termination, (ii) MEMP GP satisfaction of all of its obligations under the change of control agreement, or (iii) the execution of a written agreement between MEMP GP and the executive officer terminating the change of control agreement.

Under the terms of each change of control agreement, if an executive’s employment is terminated on account of a qualifying termination, then subject to such executive’s signing and not revoking a separation agreement and release of claims, then such executive will be entitled to:

•

receive a lump sum payment equal to a specified percentage of such executive’s (i) annual base salary and (ii) target bonus, in each case, at the highest rate in effect during the twelve month period prior to the date in which the qualifying termination occurs, which percentage is 250/200/150%;

•	the vesting of all outstanding unvested awards previously granted to such executive under the MEMP LTIP;
•

reimbursement for the amount of COBRA continuation premiums (less required co-pay) until the earlier of (a) twelve months following the qualifying termination and (b) such time as such executive is no longer eligible for COBRA continuation coverage;

•	financial counseling services for twelve months following the qualifying termination, subject to a maximum benefit of $30,000; and
•	outplacement counseling services for twelve months following the qualifying termination, subject to a maximum value of $30,000.

“Qualifying termination” means, as to any executive, the separation of service on account of (i) an involuntary termination by MEMP GP without cause or (ii) such executive’s voluntary resignation for good reason, in each case, within six months prior to, or twenty-four months following, a change of control. The term “cause” means (i) such executive’s commission of, conviction for, plea of guilty or nolo contendere to a felony or a crime involving moral turpitude; (ii) engaging in conduct that constitutes fraud, gross negligence or willful misconduct that results or would reasonably be expected to result in material harm to the Partnership or its affiliates or their respective businesses or reputations; (iii) breach of any material terms of such executive’s employment, including any of MEMP GP policies or code of conduct; or (iv) willful and continued failure to substantially perform such executive’s duties for MEMP GP which such failure is not remedied within ten business days after receipt of written demand of substantial performance by the board of directors of MEMP GP. The term “good reason” means the occurrence of one of the following without an executive’s express written consent (i) a material reduction of such executive’s duties, position or responsibilities, or such executive’s removal from such position and responsibilities, unless such executive is offered a comparable position (i.e., a position of equal or greater organizational level, duties, authority, compensation, title and status); (ii) a material reduction by MEMP GP of such executive’s base compensation (base salary and target bonus) as in effect immediately prior to such reduction; (iii) such executive is requested to relocate (except for office relocations that would not increase such executive’s one way commute by more than 50 miles); or (iv) any other action or inaction that constitutes a material breach by MEMP GP of the change of control agreement. The term “change of control” has the meaning ascribed to such term in the MEMP LTIP; provided that a change of control shall be deemed not to have occurred if MEMP acquires MEMP GP.

In the event that the board of directors of MEMP GP determines that payments to be made to an executive under the change of control agreement would constitute excess parachute payments subject to excise tax under Section 4999 of the Internal Revenue Code, then the amount of such payments shall either (i) be reduced so that such payments will not be subject to such excise tax or (ii) paid in full, whichever results in the better net after tax position for the executive.

In connection with MEMP GP entering into the change of control agreements with Mr. Weinzierl and Mr. Scarff, on May 4, 2016, the change in control agreements between MRD and Mr. Weinzierl and Mr. Scarff were terminated.

ITEM 6.	EXHIBITS.

The information required by this Item 6. Exhibits is set forth in the Exhibit Index accompanying this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Memorial Resource Development Corp.
(Registrant)

Date: May 10, 2016	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
3.1	—

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

10.1#	—

Form of Phantom Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Memorial Production Partners LP’s Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016).

10.2	—

Tenth Amendment to Credit Agreement, dated as of April 14, 2016 by and among Memorial Production Partners LP, Memorial Production Operating LLC, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, Royal Bank of Canada, Citizens Bank, N.A., MUFG Union Bank, N.A. f/k/a Union Bank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Memorial Production Partners LP’s Current Report on Form 8-K (File No. 001-35364) filed on April 14, 2016).

10.3	—

Amendment No. 2 to Gas Transportation Agreement by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC, (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-36490) dated as of February 24, 2016).

10.4#	—	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.2 to Memorial Production Partners LP’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 4, 2016).

31.1*	—	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.