Form 10-Q
period 2016-06-30
Memorial Resource Development Corp.
filed 2016-07-28
CIK 1599222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 13, 2016, the registrant had 206,038,313 shares of common stock, $.01 par value, outstanding

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, may include statements about our:

•	risks related to the proposed merger with Range Resources Corporation;
•	business strategy;
•	estimated reserves and the present value thereof;
•	technology;
•	cash flows and liquidity;
•	financial strategy, budget, projections and future operating results;
•	realized commodity prices;
•	timing and amount of future production of reserves;
•	ability to procure drilling and production equipment;
•	ability to procure oilfield labor;
•	the amount, nature and timing of capital expenditures, including future development costs;
•	ability to access, and the terms of, capital;
•	drilling of wells, including statements made about future horizontal drilling activities;
•	competition;
•	expectations regarding government regulations;
•	marketing of production and the availability of pipeline capacity;
•	exploitation or property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	expectations regarding general economic and business conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;
•	environmental and other liabilities;
•	counterparty credit risk;
•	expectations regarding taxation of the oil and natural gas industry;
•	expectations regarding developments in other countries that produce oil and natural gas;
•	future operating results;
•	plans and objectives of management; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10	$—
Accounts receivable	62,174	52,691
Short-term derivative instruments	98,594	227,991
Other financial instruments (Note 6)	27,253	46,106
Prepaid expenses and other current assets	3,381	3,375
Assets of discontinued operation (Note 3)	—	345,541
Total current assets	191,412	675,704
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method (Note 2)	2,409,611	2,160,008
Other	12,256	22,822
Accumulated depreciation, depletion and impairment	(559,930)	(438,383)
Property and equipment, net	1,861,937	1,744,447
Long-term derivative instruments	36,514	91,291
Other long-term assets	10,833	4,976
Assets of discontinued operation (Note 3)	—	2,566,431
Total assets	$2,100,696	$5,082,849

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,697	$25,057
Accounts payable - affiliates	8,062	5,016
Revenues payable	34,117	34,026
Accrued liabilities (Note 2)	72,064	68,876
Liabilities of discontinued operation (Note 3)	—	91,779
Total current liabilities	139,940	224,754
Long-term debt	1,103,902	1,012,064
Asset retirement obligations	10,779	10,079
Deferred tax liabilities	149,355	193,733
Other long-term liabilities	3,083	7,195
Liabilities of discontinued operation (Note 3)	—	2,167,103
Total liabilities	1,407,059	3,614,928
Commitments and contingencies (Note 14)
Equity:
Stockholders' equity:
Preferred stock, $.01 par value: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 600,000,000 shares authorized; 206,038,313 shares issued and outstanding at June 30, 2016; 205,293,743 shares issued and outstanding at December 31, 2015	2,060	2,053
Additional paid-in capital	1,627,780	1,560,949
Accumulated earnings (deficit)	(936,203)	(740,175)
Total stockholders' equity	693,637	822,827
Noncontrolling interests	—	645,094
Total equity	693,637	1,467,921
Total liabilities and equity	$2,100,696	$5,082,849

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Oil & natural gas sales	$98,986	$78,605	$180,064	$165,628
Total revenues	98,986	78,605	180,064	165,628

Costs and expenses:
Lease operating	8,189	3,854	14,903	9,076
Gathering, processing, and transportation	23,353	14,289	45,294	29,052
Gathering, processing, and transportation - affiliate (Note 13)	13,456	3,813	27,643	3,813
Exploration	4,612	2,230	7,058	2,956
Taxes other than income	2,991	3,140	5,855	5,915
Depreciation, depletion, and amortization	65,558	35,827	125,357	76,359
Incentive unit compensation expense (benefit) (Note 12)	74,329	16,116	52,569	26,340
General and administrative	24,021	10,323	35,154	23,299
Accretion of asset retirement obligations	156	93	295	216
(Gain) loss on commodity derivative instruments	90,617	30,463	54,175	(77,727)
(Gain) loss on sale of properties	—	50	50	50
Total costs and expenses	307,282	120,198	368,353	99,349
Operating income (loss)	(208,296)	(41,593)	(188,289)	66,279
Other income (expense):
Interest expense, net	(12,767)	(9,613)	(24,124)	(19,369)
Other, net	(112)	(52)	(108)	(101)
Total other income (expense)	(12,879)	(9,665)	(24,232)	(19,470)
Income (loss) before income taxes	(221,175)	(51,258)	(212,521)	46,809
Income tax benefit (expense)	25,342	24,644	22,405	(22,914)
Net income (loss) from continuing operations	(195,833)	(26,614)	(190,116)	23,895
Discontinued Operations: (Note 3)
Income (loss) before income taxes	(122,425)	(112,983)	(160,426)	(278,011)
Income tax benefit (expense)	—	(876)	(96)	1,494
Net income (loss) from discontinued operations	(122,425)	(113,859)	(160,522)	(276,517)
Net income (loss)	(318,258)	(140,473)	(350,638)	(252,622)
Net income (loss) attributable to noncontrolling interest	(122,297)	(113,771)	(160,354)	(274,666)
Net income (loss) attributable to Memorial Resource Development Corp.	(195,961)	(26,702)	(190,284)	22,044
Net (income) allocated to participating restricted stockholders	—	—	—	(150)
Net (income) loss from discontinued operations	128	88	168	227
Net income (loss) from continuing operations available to common stockholders	$(195,833)	$(26,614)	$(190,116)	$22,121

Earnings per common share-basic: (Note 10)
Income (loss) from continuing operations	$(0.96)	$(0.14)	$(0.93)	$0.12
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.96)	$(0.14)	$(0.93)	$0.12

Earnings per common share-diluted: (Note 10)
Income (loss) from continuing operations	$(0.96)	$(0.14)	$(0.93)	$0.12
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.96)	$(0.14)	$(0.93)	$0.12

Weighted average common and common equivalent shares outstanding:
Basic	203,948	189,628	203,807	190,163
Diluted	203,948	189,628	203,807	190,163

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

 (In thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(350,638)	$(252,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	160,522	276,517
Depreciation, depletion, and amortization	125,357	76,359
(Gain) loss on derivatives	54,175	(77,727)
Cash settlements (paid) received on expired derivative instruments	130,000	70,288
Amortization of deferred financing costs	1,560	1,333
Accretion of asset retirement obligations	295	216
Amortization of equity awards	13,673	3,443
(Gain) loss on sale of properties	50	50
Non-cash compensation expense	52,569	26,340
Deferred income tax expense (benefit)	(44,301)	15,197
Exploration costs	236	—
Changes in operating assets and liabilities:
Accounts receivable	(6,849)	3,396
Prepaid expenses and other assets	(6,678)	4,538
Payables and accrued liabilities	23,691	37,537
Other	(1,715)	(1,166)
Net cash provided by continuing operations	151,947	183,699
Net cash provided by discontinued operations	139,770	118,088
Net cash provided by operating activities	291,717	301,787
Cash flows from investing activities:
Additions to oil and gas properties	(265,532)	(207,103)
Additions to other property and equipment	(438)	(3,309)
Other financial instruments	16,220	—
Proceeds from the sale of other property and equipment	4,219	—
Proceeds from the sale of oil and natural gas properties	—	13,612
Other	24	—
Net cash used in continuing operations	(245,507)	(196,800)
Net cash used in discontinued operations	(33,014)	(127,644)
Net cash used in investing activities	(278,521)	(324,444)
Cash flows from financing activities:
Advances on revolving credit facilities	229,000	181,000
Payments on revolving credit facilities	(138,000)	(199,000)
Deferred financing costs	(38)	—
Proceeds from sale of subsidiaries	750	—
MRD equity repurchases	(5,748)	(51,197)
Net cash used in continuing operations	85,964	(69,197)
Net cash provided by (used in) discontinued operations	(86,365)	90,597
Net cash provided by (used in) financing activities	(401)	21,400
Net change in cash and cash equivalents	12,795	(1,257)
Add: cash balance included in assets of discontinued operations at beginning of period	2,175	2,594
Less: cash balance included in assets of discontinued operations at May 31, 2016 and June 30, 2015	14,960	4,701
Cash and cash equivalents, beginning of period	—	3,364
Cash and cash equivalents, end of period	$10	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MEMORIAL RESOURCE DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common stock	Additional paid in capital	Accumulated earnings (deficit)	Noncontrolling Interest	Total
Balance, January 1, 2015	$1,935	$1,367,346	$(786,871)	$1,120,554	$1,702,964
Net income (loss)	—	—	22,044	(274,666)	(252,622)
Share repurchase	(28)	—	(47,757)	—	(47,785)
Restricted stock awards	9	(9)	—	—	—
Amortization of restricted stock awards	—	3,443	—	—	3,443
Contribution related to MRD Holdco incentive unit compensation expense (Note 12)	—	26,340	—	—	26,340
Net equity deemed contribution (distribution) related to MEMP property exchange (Note 1)	—	(127,149)	—	127,149	—
Deferred tax effect of MEMP property exchange (Note 15)	—	28,020	—	—	28,020
Distributions	—	—	—	(92,477)	(92,477)
Amortization of MEMP equity awards	—	—	—	4,906	4,906
MRD restricted shares repurchased	(1)	—	(1,195)	—	(1,196)
MEMP common units repurchased	—	—	—	(45,117)	(45,117)
Other	—	(47)	—	30	(17)
Balance, June 30, 2015	$1,915	$1,297,944	$(813,779)	$840,379	$1,326,459

Balance, January 1, 2016	$2,053	$1,560,949	$(740,175)	$645,094	$1,467,921
Net income (loss)	—	—	(190,284)	(160,354)	(350,638)
Restricted stock awards	11	(11)	—	—	—
Amortization of restricted stock awards	—	13,673	—	—	13,673
Contribution (distribution) related to MRD Holdco incentive units (Note 12)	—	52,569	—	—	52,569
Distributions	—	—	—	(8,295)	(8,295)
Restricted stock awards returned to plan	(4)	—	(5,744)	—	(5,748)
Amortization of MEMP equity awards	—	—	—	4,218	4,218
MEMP restricted units repurchased	—	—	—	(90)	(90)
Adjustments from deconsolidation of subsidiaries (Note 9)	—	—	—	(480,165)	(480,165)
Other	—	600	—	(408)	192
Balance, June 30, 2016	$2,060	$1,627,780	$(936,203)	$—	$693,637

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

References to: (i) “Memorial Production Partners,” “MEMP” and “the Partnership” refer to Memorial Production Partners LP individually and collectively with its subsidiaries, as the context requires; (ii) “MEMP GP” refer to Memorial Production Partners GP LLC, the general partner of the Partnership; (iii) “MRD Holdco” refer to MRD Holdco LLC, a holding company controlled by the Funds (defined below) that, together as part of a group, owns a majority of our common stock; (iv) “the Funds” refer collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco; and (v) “NGP” refer to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the Funds.

Basis of Presentation

Our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. Under the amended consolidation guidance that we adopted on January 1, 2016 (see Note 2), a limited partnership is considered a variable interest entity (“VIE”) unless a single limited partner or a simple majority of all partners have substantive kick-out or participating rights. The Company determined that MEMP was a VIE and we were deemed the primary beneficiary. On June 1, 2016, we completed the sale of MEMP GP, Beta Operating Company, LLC (“Beta Operating”) and MEMP Services LLC (“Services”) (collectively, the “Disposition Entities”), to MEMP for $0.75 million in cash. This sale was a reconsideration event under the amended consolidation guidance which resulted in the deconsolidation of the Partnership. Our equity statement reflects a loss of $0.1 million related to the deconsolidation of the Disposition Entities and their subsidiaries. Our financial statements have been retrospectively revised to reflect the Disposition Entities and their subsidiaries as discontinued operations for all periods presented (see Note 3). After the completion of the sale, we have one reportable business segment, which is engaged in the acquisition, exploration and development of oil and natural gas properties.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated financial statements. Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Our equity statement reflects a $127.1 million equity transfer from stockholders’ equity to noncontrolling interest related to the  acquisition by MEMP of certain assets from the Company in East Texas in February 2015 for certain properties in North Louisiana (the “Property Swap”).

Proposed Merger with Range Resources Corporation

On May 15, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Range Resources Corporation (“Range”), a Delaware corporation, and Medina Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Range (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth, the Merger Sub will be merged with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Range (“the Merger”).

If the Merger is completed, each share of our common stock outstanding immediately before that time (including outstanding shares of our restricted common stock, all of which will become fully vested and unrestricted under the terms of the Merger Agreement) will automatically be converted into the right to receive 0.375 of a share of Range common stock, par value of $0.01 per share (“Range Common Stock”). The Merger is subject to customary closing conditions, including the approval by both Memorial and Range stockholders. We expect the closing of the Merger will occur late in the third quarter of 2016.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the execution of the Merger Agreement, MRD Holdco, Jay Graham (our chief executive officer), Anthony Bahr and WHR Incentive LLC (a limited liability company controlled by Mr. Graham and Mr. Bahr) (collectively, the “Memorial Stockholders”) entered into a voting and support agreement with Range and have agreed to vote all of the shares held by them in favor of the approval and adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the merger. As of June 30, 2016, the Memorial Stockholders hold and are entitled to vote in the aggregate approximately 47.7% of the issued and outstanding shares of our common stock entitled to vote at our special meeting.  In addition, certain other stockholders of the Company who are not party to the voting and support agreement are party to an existing voting agreement, as discussed in our 2015 Form 10-K, pursuant to which those stockholders are required to vote all of the shares of our common stock that they own as directed by MRD Holdco. As of June 30, 2016, those additional stockholders hold and are entitled to vote in the aggregate approximately 2.7% of the outstanding shares of our common stock entitled to vote at our special meeting.

Upon completion of the Merger, our common stock currently listed on the NASDAQ will cease to be listed for trading on the NASDAQ and will subsequently be deregistered under the Securities Exchange Act of 1934, as amended.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our 2015 Form 10-K.

Oil and Natural Gas Properties

Oil and natural gas properties consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2016	2015
	(In thousands)
Proved oil and natural gas properties	$1,984,500	$1,740,530
Support equipment and facilities	7,191	4,719
Unproved oil and natural gas properties	417,920	414,759
Total oil and natural gas properties	$2,409,611	$2,160,008

At June 30, 2016 and December 31, 2015, we had $147.4 million and $174.0 million, respectively, capitalized in proved oil and natural gas properties related to wells in various stages of drilling and completion, which have been excluded from the depletion base.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2016	2015
Accrued capital expenditures	$24,084	$40,197
Accrued interest payable	17,665	17,657
Accrued lease operating expense	1,414	2,031
Accrued general and administrative expenses	5,871	4,030
Accrued ad valorem taxes	1,619	157
Accrued current income taxes	20,007	1,911
Other miscellaneous, including operator advances	1,404	2,893
Total accrued liabilities	$72,064	$68,876

Supplemental Cash Flow Information

Supplemental cash flow from continuing operations for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2016	2015
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$22,418	$35,650
Cash paid for taxes	3,800	2,000
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(16,113)	25,560
(Increase) decrease in accounts receivable related to other financial instruments	2,633	—
Assumptions of asset retirement obligations related to properties acquired or drilled	530	—

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Amendments to Consolidation Analysis. In February 2015, the FASB issued an accounting standards update to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. We adopted this guidance on January 1, 2016 and determined that MEMP was a VIE for which the Company is the primary beneficiary for accounting purposes. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. On June 1, 2016, we completed the sale of the Disposition Entities to MEMP as discussed in Note 1, which triggered a reconsideration event under the guidance which resulted in the deconsolidation of the Partnership.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3. Discontinued Operations

As previously discussed in Note 1, we sold the Disposition Entities and their subsidiaries on June 1, 2016 to MEMP. Below is a reconciliation of carrying amounts of major classes of assets and liabilities included as part of discontinued operations as reflected on the balance sheet associated with this disposal transaction (in thousands):

December 31,
2015
ASSETS
Current assets:
Cash and cash equivalents	$2,175
Accounts receivable	61,404
Short-term derivative instruments	272,320
Prepaid expenses and other current assets	9,642
Total current assets	345,541
Property and equipment, net	1,946,937
Long-term derivative instruments	461,810
Restricted investments	152,631
Other long-term assets	5,053
Total assets	$2,911,972

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,792
Accounts payable - affiliates	193
Revenues payable	27,021
Accrued liabilities	52,923
Short-term derivative instruments	2,850
Total current liabilities	91,779
Long-term debt	2,000,579
Asset retirement obligations	162,989
Long-term derivative instruments	1,441
Deferred tax liabilities	2,094
Total liabilities	$2,258,882

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of major line items constituting pretax profit (loss) of discontinued operations to the after tax profit (loss) of discontinued operations that are presented in the statement of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Oil & natural gas sales	$43,806	$97,221	$104,429	$189,170
Other revenues	186	917	429	1,786
Total revenues	43,992	98,138	104,858	190,956

Costs and expenses:
Lease operating	19,347	44,888	55,043	85,366
Gathering, processing, and transportation	6,166	9,548	15,375	18,214
Exploration	3	32	125	122
Taxes other than income	2,534	6,058	6,542	12,713
Depreciation, depletion, and amortization	29,954	46,286	74,383	97,552
Impairment of proved oil and natural gas properties	—	—	8,342	251,347
General and administrative (1)	9,092	14,377	22,616	28,888
Accretion of asset retirement obligations	1,828	1,686	4,535	3,320
(Gain) loss on commodity derivative instruments	104,365	61,403	52,620	(84,056)
(Gain) loss on sale of properties	—	—	(96)	—
Other, net	—	(943)	119	(943)
Total costs and expenses	173,289	183,335	239,604	412,523
Operating income (loss)	(129,297)	(85,197)	(134,746)	(221,567)
Other income (expense):
Interest expense, net	(19,142)	(27,910)	(51,694)	(56,728)
Other, net	26,014	124	26,014	284
Total other income (expense)	6,872	(27,786)	(25,680)	(56,444)
Pretax profit (loss) of discontinued operations	(122,425)	(112,983)	(160,426)	(278,011)
Income tax benefit (expense)	—	(876)	(96)	1,494
Net income (loss) from discontinued operations	$(122,425)	$(113,859)	$(160,522)	$(276,517)

(1)

Included $4.4 million and $12.2 million, for the three and six months ended June 30, 2016; and $8.5 million and $17.0 million for the three and six months ended June 30, 2015 that was allocated to discontinued operations under an omnibus agreement.  This omnibus agreement was terminated on June 1, 2016, and we entered into a transition services agreement (“TSA”) with MEMP to manage post-closing separation costs and activities through February 2017. At June 30, 2016, we owed MEMP approximately $1.9 million under the TSA.

In connection with the sale of the Disposition Entities, we received $4.2 million from MEMP for the sale of furniture, fixtures, and other property and equipment. We also received an additional $5.4 million from MEMP related to both the settlement of a receivable that had been previously eliminated in consolidation and prepaid expenses. We paid MEMP approximately $1.9 million, which represented a settlement related to corporate office space.

Note 4. Acquisitions and Divestitures

Transaction-related costs, which include costs associated with our proposed Merger with Range, are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2016	2015	2016	2015
$6,179	$126	$6,209	$1,407

2016 Acquisitions and Divestitures

There were no material acquisitions during the three and six months ended June 30, 2016. In addition, there were no material divestitures during the three and six months ended June 30, 2016, except for the Disposition Entities and their subsidiaries as discussed in Note 1.

2015 Acquisition and Divestitures

On April 17, 2015, we sold certain oil and natural gas properties to a third party in Colorado and Wyoming for approximately $13.6 million (the “Rockies Divestiture”) and recorded a gain of less than $0.1 million related to the sale.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2015, we entered into an oil and gas lease option agreement with a third party pursuant to which we have the right to obtain one or more oil and gas leases in North Louisiana. The option is exercisable through February 2017. The purchase price of this option was approximately $4.0 million. The purchase price has been capitalized as part of unproved properties and will be expensed if the option is not exercised.

Note 5. Fair Value Measurements of Financial Instruments

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at June 30, 2016 and December 31, 2015. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of June 30, 2016 and December 31, 2015 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$135,658	$—	$135,658

Liabilities:
Commodity derivatives	$—	$550	$—	$550

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active	Observable	Unobservable
	Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$319,762	$—	$319,762

Liabilities:
Commodity derivatives	$—	$480	$—	$480

See Note 6 for additional information regarding our derivative instruments.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. See Note 7 for a summary of changes in AROs.

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

Note 6. Risk Management and Derivative and Other Financial Instruments

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

At June 30, 2016, we had net derivative and other financial assets of $162.4 million. After taking into effect netting arrangements, we had counterparty exposure of $16.6 million related to derivative and other financial instruments of which all was with a single counterparty. Had all counterparties failed completely to perform according to the terms of their existing contracts, we would have the right to offset $145.8 million against amounts outstanding under our revolving credit facility at June 30, 2016. See Note 8 for additional information regarding our revolving credit facility.

Commodity Derivatives and Other Financial Instruments

We may use a combination of commodity derivatives and other financial instruments (e.g., floating-for-fixed swaps, put options, costless collars and basis swaps) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and the Company agrees to defer the premium paid or received until the time of settlement. Cash settlements received on settled derivative positions during the six months ended June 30, 2016 is net of deferred premiums of $10.5 million.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2015, we restructured our existing 2018 crude oil and natural gas hedges for crude oil and NGL swaps that will settle in 2016. Cash settlements of approximately $92.3 million from the terminated 2018 positions were received and applied as premiums for the new crude oil and NGL swaps. Certain contracts are classified as other financial instruments, which required bifurcation, based on the relationship between the fixed swap price and the market price at the restructure dates. Due to bifurcation, $27.3 million of the restructured contracts represents other financial assets at June 30, 2016.

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as TGT Z1 in proximity to our areas of production. We also enter into oil derivative contracts indexed primarily to NYMEX-WTI. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu.

At June 30, 2016, we had the following open commodity positions (excluding embedded derivatives):

	Remaining
	2016	2017
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,120,000	1,770,000
Weighted-average fixed price	$4.06	$4.24

Collar contracts:
Average Monthly Volume (MMBtu)	1,000,000	1,050,000
Weighted-average floor price	$4.00	$4.00
Weighted-average ceiling price	$4.71	$5.06

Purchased put option contracts:
Average Monthly Volume (MMBtu)	6,700,000	5,350,000
Weighted-average strike price	$3.54	$3.48
Weighted-average deferred premium	$(0.34)	$(0.32)

TGT Z1 basis swaps:
Average Monthly Volume (MMBtu)	1,120,000	200,000
Spread - Henry Hub	$(0.10)	$(0.08)

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	32,833	28,000
Weighted-average fixed price	$83.91	$84.70

Collar contracts:
Average Monthly Volume (Bbls)	26,600	—
Weighted-average floor price	$80.00	$—
Weighted-average ceiling price	$99.70	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	366,758	—
Weighted-average fixed price	$39.93	$—

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016, we had the following open embedded derivative positions:

Remaining
2016
Oil Hybrid Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	27,211
Weighted-average fixed price	$46.50
Initial net investment price	62.29
Total contract swap price	$108.79

NGL Hybrid Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	111,175
Weighted-average fixed price	$15.77
Initial net investment price	25.61
Total contract swap price	$41.38

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2016 and December 31, 2015. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
		June 30,	December 31,	June 30,	December 31,
Type	Balance Sheet Location	2016	2015	2016	2015
		(In thousands)
Commodity contracts	Short-term derivative instruments	$98,937	$228,349	$343	$358
Netting arrangements	Short-term derivative instruments	(343)	(358)	(343)	(358)
Net recorded fair value	Short-term derivative instruments	$98,594	$227,991	$—	$—

Commodity contracts	Long-term derivative instruments	$36,721	$91,413	$207	$122
Netting arrangements	Long-term derivative instruments	(207)	(122)	(207)	(122)
Net recorded fair value	Long-term derivative instruments	$36,514	$91,291	$—	$—

(Gains) Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations since derivative instruments are not designated as hedging instruments for accounting and financial reporting purposes. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2016	2015	2016	2015
Commodity derivative contracts	(Gain) loss on commodity derivatives	$90,617	$30,463	$54,175	$(77,727)

Note 7. Asset Retirement Obligations

Asset retirement obligations primarily relate to our portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2016 (in thousands):

Asset retirement obligations at beginning of period	$10,079
Liabilities added from acquisitions or drilling	530
Revision of estimates	(125)
Accretion expense	295
Asset retirement obligations at end of period	$10,779

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2016	2015
	(In thousands)
$2.0 billion revolving credit facility, variable-rate, due June 2019	$514,000	$423,000
5.875% senior unsecured notes, due July 2022 ("Senior Notes") (1) (2)	600,000	600,000
Unamortized debt issuance costs	(10,098)	(10,936)
Total long-term debt	$1,103,902	$1,012,064

(1)	The estimated fair value of this fixed-rate debt was $598.5 million and $525.0 million at June 30, 2016 and December 31, 2015, respectively.
(2)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

On May 31, 2016, we entered into a sixth amendment to our revolving credit facility to, among other things, permit the sale of MEMP GP, Beta Operating and Services to MEMP.  Effective June 1, 2016, Beta Operating was automatically released as a guarantor and discharged from any and all obligations under or in connection with our revolving credit facility or other related loan documents. The liens on and security interests in the equity interests owned by us in each of MEMP GP, Beta Operating, and Services, and the mortgaged property owned by Beta Operating were automatically released.

Senior Notes

Effective June 1, 2016, the guarantor subsidiaries are 100% owned by the Company; the Company has no material assets or operations independent of the guarantor subsidiaries; and there are no significant restrictions upon the ability of the guarantor subsidiaries to distribute funds to the Company. Additionally, our Senior Notes are jointly and severally, fully and unconditional guaranteed (subject to customary release provisions) by the guarantor subsidiaries.

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and gas industry. Our revolving credit facility borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for our credit facility was the following at the date indicated (in thousands):

June 30,
2016
$2.0 billion revolving credit facility, variable-rate, due June 2019	$1,000,000

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
Credit Facility	June 30,		June 30,
	2016	2015	2016	2015
Revolving credit facility (1)	2.49%	1.70%	2.38%	1.80%

(1)

As noted in the 2015 10-K, the Applicable Margin (as defined in our revolving credit facility), or credit spread, varies based on the total commitment usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect). The Applicable Margin for the three months and six months ended for June 30, 2016 was 2.00% and 1.90%, respectively.  The Applicable Margin for the three months and six months ended June 30, 2015, was 1.50% and 1.57%, respectively.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	June 30,	December 31,
	2016	2015
	(In thousands)
Revolving credit facility	$4,292	$4,976
Senior Notes	10,098	10,936
Total unamortized deferred financing costs	14,390	15,912

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The Company's authorized capital stock includes 600,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued for the six months ended June 30, 2016:

Balance December 31, 2015	205,293,743
Restricted common shares issued (Note 11)	1,117,606
Restricted common shares repurchased (1)	(363,159)
Restricted common shares forfeited	(9,877)
Balance June 30, 2016	206,038,313

(1)

Restricted common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting.  Participants surrendered shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $5.7 million. These net-settlements had the effect of shares repurchased by the Company as they reduced the number of shares that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Company.

See Note 11 for additional information regarding restricted common shares. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Share Repurchase Program

The Company repurchased 2,764,887 shares of common stock under the December 2014 repurchase program for an aggregate price of $47.8 million through March 16, 2015, which exhausted the December 2014 repurchase program. We have retired all of the shares of common stock repurchased and the shares of common stock are no longer issued or outstanding.

In April 2015, the board of directors (“Board”) of the Company authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock from time to time on the open market, through block trades or otherwise. The Company was not obligated to repurchase any dollar amount or specific number of shares of its common stock under the program, which could have been suspended or discontinued at any time. The Company did not repurchase any shares of common stock under the April 2015 repurchase program. The April 2015 repurchase program expired in April 2016.

Noncontrolling Interests

Noncontrolling interests is the portion of equity ownership in the Company’s consolidated subsidiaries not attributable to the Company and primarily consisted of the equity interests held by: (i) the limited partners of MEMP prior to June 1, 2016 (see Note 1) and (ii) a third party investor in the San Pedro Bay Pipeline Company prior to November 3, 2015.

Distributions paid to the limited partners of MEMP primarily represent the quarterly cash distributions paid to MEMP’s unitholders. Contributions received from limited partners of MEMP primarily represent net cash proceeds received from common unit offerings. These distributions and contributions are a component of net cash provided by discontinued operations from financing activities as presented on our cash flow statement.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) from continuing operations available to common stockholders	$(195,833)	$(26,614)	$(190,116)	$22,121
Net income (loss) from discontinued operations available to common stockholders	128	88	168	227

Denominator:
Weighted average common shares outstanding	203,948	189,628	203,807	190,163
Incremental treasury stock method shares (1)	310	364	39	329

Basic EPS from continuing operations	$(0.96)	$(0.14)	$(0.93)	$0.12
Diluted EPS from continuing operations (1)	$(0.96)	$(0.14)	$(0.93)	$0.12
Basic EPS from discontinued operations	$—	$—	$—	$—
Diluted EPS from discontinued operations (1)	$—	$—	$—	$—

(1)

The Company determines the more dilutive of either the two-class method or the treasury stock method for diluted EPS. The two-class method was more dilutive for each period presented. The incremental treasury stock method shares were excluded from the computation of diluted EPS because the inclusion of such shares would have been anti-dilutive.

Note 11. Long-Term Incentive Plans

The following table summarizes information regarding restricted common share awards granted under the Memorial Resource Development Corp. 2014 Long-Term Incentive Plan (“LTIP”) for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common shares outstanding at December 31, 2015	1,668,845	$18.89
Granted (2)	1,117,606	$13.13
Forfeited	(9,877)	$18.84
Vested	(1,145,885)	$18.87
Restricted common shares outstanding at June 30, 2016 (3)	1,630,689	$14.96

(1)	Determined by dividing the aggregate grant date fair value of awards issued.
(2)	The aggregate grant date fair value of restricted common share awards issued in 2016 was $14.7 million based on a grant date market price ranging from $13.08 to $15.58 per share.
(3)

Effective immediately prior to the effective time of the Merger, each outstanding share of our unvested restricted common stock will fully vest and any applicable restrictions will lapse and, at the effective time of the Merger, each such share will be treated as a share of our common stock, including with respect to the right to receive 0.375 of a fully vested share of Range Common Stock.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2016	2015	2016	2015
$10,521	$1,957	$13,673	$3,443

The unrecognized compensation cost associated with restricted common share awards was $23.2 million at June 30, 2016. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.44 years.

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LTIP Modification. On March 9, 2016, certain employees were impacted by an involuntary termination which, upon the Board’s approval, accelerated the vesting schedule of unvested awards under the LTIP that otherwise would have been forfeited upon a voluntary termination. The acceleration of the LTIP vesting schedule represents an improbable-to-probable modification. The grant-date fair value compensation cost of approximately $0.5 million was reversed and the modified-date grant fair value compensation cost of $1.1 million was recognized.

On June 1, 2016, with the completion of the sale of the Disposition Entities and their subsidiaries to MEMP as discussed in Note 1, we accelerated the vesting schedule of unvested awards under the LTIP for the employees that remained with the Disposition Entities and their subsidiaries. The grant-date fair value compensation cost of approximately $2.5 million was reversed and the modified-date grant fair value compensation cost of $9.8 million was recognized.

Note 12. Incentive Units

MRD Holdco

MRD Holdco’s governing documents authorize the issuance of 1,000 incentive units, of which 930 incentive units were granted in exchange for cancelled predecessor awards (the “Exchanged Incentive Units”). Subsequent to our initial public offering, MRD Holdco granted the remaining 70 incentive units to certain key employees (the “Subsequent Incentive Units”).

We recognized compensation expense of $74.3 million and $52.6 million for the three and six months ended June 30, 2016, respectively, offset by a deemed capital contribution to MRD Holdco. The unrecognized compensation expense of approximately $6.2 million as of June 30, 2016 will be recognized over the remaining expected service period of 0.25 years.

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

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Exchanged Incentive Units	Subsequent Incentive Units
Valuation date	6/30/2016	6/30/2016
Dividend yield	0%	0%
Expected volatility	55.00%	55.00%
Risk-free rate	0.26%	0.26%
Expected life (years)	0.25	0.25

Note 13. Related Party Transactions

Amounts due to MRD Holdco and certain affiliates of NGP at June 30, 2016 and December 31, 2015 are presented as “Accounts payable – affiliates” in the accompanying balance sheets.

NGP Affiliated Companies

During the three and six months ended June 30, 2016, we paid approximately $0.5 million and $3.8 million, respectively, to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities.

During the three and six months ended June 30, 2016, we paid approximately $1.1 million and $3.5 million, respectively, to Multi-Shot, LLC, a NGP affiliated company, for services related to our drilling and completion activities, of which less than $0.1 million was attributable to discontinued operations.

During the three months ended June 30, 2016, we also paid a NGP affiliate company approximately $1.1 million for mineral interests located in North Louisiana.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Services Agreement

A discussion of this agreement is included in our 2015 Form 10-K. The services agreement was terminated effective March 1, 2015. During the six months ended June 30, 2015, we recognized approximately $2.0 million of general and administrative expenses under this agreement.

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

Pursuant to the gas processing agreement, any deficiency payments made by the Company under this agreement will be treated as prepaid processing fees by PennTex (except for the June 2015 deficiency payment) because we may utilize these deficiency payments as credit for fees owed if we have delivered the total minimum volume commitment under the processing agreement within the initial term of the agreement. We must pay a quarterly deficiency payment based on the firm-commitment fixed fee if the cumulative minimum volume commitment as of the end of such quarter exceeds the sum of (i) the cumulative volumes processed (or credited with respect to plant interruptions) under the processing agreement as of the end of such quarter plus (ii) volumes corresponding to deficiency payments incurred prior to such quarter. During the three and six months ended June 30, 2016, we incurred $3.2 million and $6.5 million, respectively, of deficiency payments. As of June 30, 2016, we had $6.5 million of prepaid processing fees on our balance sheet in the “Other long-term assets” line.

All net costs associated with these agreements are reflected in the statement of operations in the “Gathering, processing, and transportation – affiliate” line.

Classic Pipeline Gas Gathering Agreement & Water Disposal Agreement

A discussion of these agreements is included in our 2015 Form 10-K. The amended gas gathering agreement was terminated in November 2015 in connection with a third party’s acquisition of Classic Pipeline and Gathering, LLC’s (“Classic Pipeline”) Joaquin gathering system. Additionally, Classic Pipeline assigned its salt water disposal system to MEMP in November 2015. For the three and six months ended June 30, 2015, MEMP incurred gathering and salt water disposal fees of approximately $1.1 million and $2.0 million, respectively, under these agreements. These fees are a component of net income (loss) from discontinued operations as presented on our statement of operations.

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent event. In July 2016, alleged stockholders (“Plaintiffs”) of the Company, filed two class action lawsuits against us and the members of our board of directors relating to the Merger. These lawsuits are styled (i) Roger Mariani v. Memorial Resource Development Corp., et al., Case No. 4:16-cv-2042, in the United States District Court for the Southern District of Texas, Houston Division; and (ii) Joel Morris v. Memorial Resource Development Corp., et al., Case No. 4:16-cv-02183, in the United States District Court for the Southern District of Texas, Houston Division. The Morris action also names Range and Merger Sub as additional defendants. Plaintiffs allege that the joint proxy statement/prospectus filed in connection with the Merger omits allegedly material information concerning, in general and among other things, (i) the valuation analyses prepared by Barclays Capital Inc. (“Barclays”) and Morgan Stanley & Co. LLC (“Morgan Stanley”) in connection with their fairness opinions regarding the Merger, (ii) the financial projections utilized by Barclays and Morgan Stanley and (iii) the background of the Merger. Based on these allegations, Plaintiffs allege that (i) the defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) members of our board of directors have violated Section 20(a) of the Exchange Act. Plaintiffs also allege, in general and among other things, that the terms of the Merger are (i) unfair to our stockholders and (ii) the result of an inadequate process. Based on these allegations, Plaintiffs seek to enjoin us from proceeding with or consummating the Merger. To the extent that the Merger is consummated before injunctive relief is granted, Plaintiffs seek to have the Merger rescinded. Plaintiffs also seek attorneys’ fees. Plaintiffs have not yet served the defendants, and our date to answer, move to dismiss, or otherwise respond to the lawsuit has not yet been set. We cannot predict the outcome of the lawsuits or any others that might be filed, nor can we predict the amount of time and expense that will be required to resolve the lawsuits. We intend to vigorously defend the lawsuits.

There were no environmental reserves recorded on our balance sheet at June 30, 2016 and December 31, 2015 associated with continuing operations.

Third Party Midstream Service Agreements (Gathering & Processing)

The Company has an existing amended and restated midstream service agreement with ETC Field Services LLC (formerly known as Regency Field Services LLC) (“ETC”) for the gathering and processing of natural gas in North Louisiana as discussed in our 2015 Form 10-K. ETC is entitled to receive a payback demand fee from us and other third parties equal to 110% of certain infrastructure improvement costs. The payback demand fee is based upon actual volumes gathered, but not less than a specified monthly demand quantity. Until payout is achieved, there is also a monthly demand quantity associated with gathering and processing fees.

We have the right to request that gas gathered by ETC be delivered to alternative delivery points for processing (e.g., PennTex). Under these circumstances, ETC assesses us a $0.25 per MMBtu gathering only fee to take gas off its system.

Firm Gas Transportation Service Agreement

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

MEMORIAL RESOURCE DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales Delivery Commitment

Recently, the Company and a third party entered into a contract whereby the Company agreed to sell and deliver NGLs produced at gas processing plants owned and operated by PennTex. The NGLs are delivered to a pipeline owned by an affiliate of the third party. The initial term of the contract terminates on December 31, 2022, subject to one-year extensions at either party’s election. The price we receive is tied to published indices, net of transportation and fractionation deductions. Commencing April 1, 2016, through the end of the initial term of the agreement, the minimum sales volume commitment is 6,000 BPD. If we fail to deliver the minimum sales volume commitment, we will be required to pay a deficiency payment equal to transportation and fractionation deductions on undelivered volumes. Currently, transportation and fractionation deductions are approximately $4.39 per barrel.

Related Party Agreements

See Note 13 for additional information.

Note 15. Income Taxes

The Company is a corporation subject to federal and state income taxes. The compensation expense associated with the incentive units of MRD Holdco (discussed in Note 12) creates a nondeductible permanent difference for income tax purposes.

The Company’s income tax benefit from continuing operations for the three and six months ended June 30, 2016 was $25.3 million and $22.4 million, respectively, compared to $24.6 million of income tax benefit and $22.9 million of income tax expense for the three and six months ended June 30, 2015, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2016 was 11.5% and 10.5%, respectively, compared to 48.1% and 49.0% for the three and six months ended June 30, 2015, respectively. The change in the effective tax rate from 2015 to 2016 was primarily due to a change in non-deductible incentive unit compensation as discussed in Note 12. The effective tax rate for the three and six months ended June 30, 2016 and 2015 differed from the statutory federal income tax rate primarily due to non-deductible incentive unit compensation expense, state income tax, net of federal benefit, and long-term incentive plan compensation expense.

We reported no liability for unrecognized tax benefits as of June 30, 2016 and expect no significant change to the unrecognized tax benefits in the next twelve months.

Consistent with establishing the deferred tax liability through stockholders’ equity in our initial public offering, we reversed a deferred tax liability of approximately $28.0 million through stockholders’ equity in 2015 attributable to the deferred tax effects of the Property Swap in 2015.

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

As discussed under Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements,” the FASB issued an accounting standards update in February 2015 to improve consolidation guidance for certain types of legal entities. The guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. We adopted this guidance on January 1, 2016 and determined that MEMP was a VIE for which we are the primary beneficiary. On June 1, 2016, we completed the sale of MEMP GP, Beta Operating Company, LLC and MEMP Services LLC (collectively, the “Disposition Entities”), to MEMP for $0.75 million in cash. This sale was a reconsideration event under the amended consolidation guidance which resulted in the deconsolidation of the Partnership.

Prior to the sale of the Disposition Entities and its subsidiaries we had two reportable segments, one of which was MEMP and its subsidiaries. Effective June 1, 2016, we now have one reportable business segment, which is engaged in the acquisition, exploration and development of oil and natural gas properties. Accordingly, we have retrospectively revised our segment disclosures for all periods presented.

Recent Developments

Proposed Merger with Range Resource Corporation

On May 15, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Range Resources Corporation, a Delaware corporation (“Range”) and a direct wholly-owned subsidiary of Range (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth, the Merger Sub will be merged with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Range (the “Merger”). If the Merger is completed, each share of our common stock outstanding immediately before that time (including outstanding shares of our restricted common stock, all of which will become fully vested and unrestricted under the terms of the Merger Agreement) will automatically be converted into the right to receive 0.375 of a share of Range common stock, par value $0.01 per share. The Merger is subject to customary closing conditions, including the approval by both Memorial and Range stockholders. We expect the closing of the Merger will occur late in the third quarter of 2016. See Note 1 and Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the Merger.

Divestiture of MEMP GP and Related Entities

On June 1, 2016, we closed the previously announced divestiture of the Disposition Entities and their subsidiaries to MEMP for $0.75 million in cash. Our financial statements have been retrospectively revised to reflect the Disposition Entities and their subsidiaries as discontinued operations for all periods presented. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Borrowing Base Reaffirmation

In April 2016, the lenders under our revolving credit facility reaffirmed the borrowing base under our revolving credit facility at $1.0 billion, to remain at such level until the next scheduled redetermination, the next interim redetermination or other adjustment to the borrowing base, whichever occurs first.

Sources of Revenues

Our revenues are derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from natural gas during processing. Production revenues are derived entirely from the continental United States. Natural gas, NGL and oil prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in natural gas and oil prices on revenues, or to protect the economics of property acquisitions, we intend to periodically enter into derivative contracts with respect to a significant portion of estimated natural gas and oil production through various transactions that fix the future prices received. At the end of each period the fair value of these commodity derivative instruments are estimated and, because hedge accounting is not elected, the changes in the fair value of unsettled commodity derivative instruments are recognized in earnings at the end of each accounting period.

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

•

Taxes other than income. These consist of severance, ad valorem taxes, and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by state or local taxing authorities. The Company takes full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.

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

•

Incentive unit compensation expense. For more information regarding compensation expense recognized associated with incentive units, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

•

General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expense associated with certain long-term incentive-based plans, audit and other professional fees, and legal compliance expenses.

•

Interest expense. The Company finances a portion of its working capital requirements and acquisitions with borrowings under its revolving credit facility and senior note issuances. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense in future periods.

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

A discussion of our critical accounting policies and estimates is included in our 2015 Form 10-K. There have been no significant changes to our critical accounting policies and estimates except for the realization of long-term prepaid processing fees. Pursuant to a gas processing agreement with a related party, any deficiency payments made by the Company under this agreement will be treated as prepaid processing fees by our related party because we may utilize these deficiency payments as credit for fees owed if we have delivered the total minimum volume commitment under the processing agreement within the initial term of the agreement. We must pay a quarterly deficiency payment based on the firm-commitment fixed fee if the cumulative minimum volume commitment as of the end of such quarter exceeds the sum of (i) the cumulative volumes processed (or credited with respect to plant interruptions) under the processing agreement as of the end of such quarter plus (ii) volumes corresponding to deficiency payments incurred prior to such quarter. During the three and six months ended June 30, 2016, we incurred $3.2 million and $6.5 million, respectively, of deficiency payments. As of June 30, 2016, we had $6.5 million of prepaid processing fees on our balance sheet in the “Other long-term assets” line. We expect to make periodic deficiency payments from time-to-time. On a quarterly basis we will make an assessment on whether the long-term asset is recoverable. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Results of Operations

Our results of operations for the three and six months ended June 30, 2016 and 2015 presented below have been derived from our consolidated financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Oil & natural gas sales	$98,986	$78,605	$180,064	$165,628
Lease operating	8,189	3,854	14,903	9,076
Gathering, processing, and transportation (including affiliate)	36,809	18,102	72,937	32,865
Taxes other than income	2,991	3,140	5,855	5,915
Depreciation, depletion, and amortization	65,558	35,827	125,357	76,359
Incentive unit compensation expense (benefit)	74,329	16,116	52,569	26,340
General and administrative	24,021	10,323	35,154	23,299
(Gain) loss on commodity derivative and other financial instruments	90,617	30,463	54,175	(77,727)
Interest expense, net	(12,767)	(9,613)	(24,124)	(19,369)
Income tax benefit (expense) from continuing operations	25,342	24,644	22,405	(22,914)
Net income (loss) from continuing operations	(195,833)	(26,614)	(190,116)	23,895
Net income (loss) from discontinued operations	(122,425)	(113,859)	(160,522)	(276,517)
Net income (loss) attributable to Memorial Resource Development Corp.	(195,961)	(26,702)	(190,284)	22,044

Natural gas and oil revenue:
Oil sales	$14,855	$16,752	$25,750	$30,145
NGL sales	22,729	14,042	38,123	25,496
Natural gas sales	61,402	47,811	116,191	109,987
Total natural gas and oil revenue	$98,986	$78,605	$180,064	$165,628

Production Volumes:
Oil (MBbls)	353	315	715	598
NGLs (MBbls)	1,250	669	2,612	1,172
Natural gas (MMcf)	31,377	18,469	59,227	38,664
Total (MMcfe)	40,995	24,373	79,189	49,284
Average net production (MMcfe/d)	450.5	267.8	435.1	272.3

Average sales price:
Oil (per Bbl)	$42.08	$53.18	$36.01	$50.41
NGL (per Bbl)	18.18	20.99	14.60	21.75
Natural gas (per Mcf)	1.96	2.59	1.96	2.84
Total (Mcfe)	$2.41	$3.23	$2.27	$3.36

Average unit costs per Mcfe:
Lease operating expense	$0.20	$0.16	$0.19	$0.18
Gathering, processing, and transportation (including affiliate)	0.90	0.74	0.92	0.67
Taxes other than income	0.07	0.13	0.07	0.12
General and administrative expenses	0.59	0.42	0.44	0.47
Depletion, depreciation, and amortization	1.60	1.47	1.58	1.55

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

We recorded a net loss from continuing operations of $195.8 million during the three months ended June 30, 2016 compared to a net loss from continuing operations of $26.6 million during the three months ended June 30, 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $99.0 million, an increase of $20.4 million compared with 2015. Production increased 16.6 Bcfe (approximately 68%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased by a $0.82 per Mcfe (approximately 25%) due to lower commodity prices. The volume and pricing variance contributed to an approximate $53.7 million increase which was partially offset by a $33.3 million decrease in revenues.

•

Lease operating expenses were $8.2 million and $3.9 million for 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses increased to $0.20 for 2016 from $0.16 for 2015 primarily due to an increase in workover expenses and saltwater disposal costs associated with the completion activity during the first quarter.

•

Gathering, processing and transportation expenses, including affiliates, were $36.8 million and $18.1 million for 2016 and 2015, respectively. The increase of $18.7 million is primarily due to an increase in natural gas and NGL volumes and an increase in the rate due to efficient cryogenic processing associated with new gas processing plants. On a per Mcfe basis, gathering, processing and transportation expenses, including affiliates, were $0.90 for 2016 compared to $0.74 for 2015.

•

DD&A expense for 2016 was $65.6 million compared to $35.8 million for 2015, an increase of $29.8 million. The increase is due to an increase in production volumes and an increase in the rate. Increased production volumes caused DD&A expense to increase by approximately $24.6 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $5.2 million.

•

Incentive unit compensation expense for 2016 was $74.3 million related to MRD Holdco incentive units as discussed in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report. Incentive unit compensation expense of approximately $16.1 million was recorded in 2015 related to MRD Holdco incentive units. The increase is primarily related to the increase in our stock price and a change to the estimated initial requisite service period.

•

General and administrative expenses for 2016 were $24.0 million compared to $10.3 million for 2015. General and administrative expenses for 2016 included $6.2 million of transaction-related costs compared to $0.1 million of transaction-related costs in 2015. The increase in transaction related costs was primarily due to costs associated with the Disposition Entities and their subsidiaries and the planned Merger with Range. Expense associated with our long-term incentive plan (“LTIP”) awards increased $8.5 million between periods. The increase in LTIP awards is primarily due to the accelerated vesting and expense recognition of MRD awards by certain MEMP employees as a result of the transaction involving the Disposition Entities. The overall increase in general and administrative expense was partially offset by lower salaries and benefits expense.

•

Net losses on commodity derivative instruments of $90.6 million were recognized during 2016, consisting of $61.8 million of cash settlement receipts and offset by a $152.4 million decrease in the fair value of open hedge positions. Net losses on commodity derivative instruments of $30.5 million were recognized during 2015, consisting of $37.5 million of cash settlement receipts and offset by a $68.0 million decrease in the fair value of open hedge positions.

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

•

Net interest expense during 2016 was $12.8 million, including amortization of deferred financing fees of approximately $0.8 million. Net interest expense during 2015 was $9.6 million, including amortization of deferred financing fees of approximately $0.7 million.

Average outstanding borrowings under our revolving credit facility were $535.2 million during 2016. Average outstanding borrowings under our revolving credit facility were $140.5 million during 2015. For both 2016 and 2015, we had an average of $600.0 million aggregate principal amount of the Senior Notes issued and outstanding.

•

Income tax benefit from continuing operations for 2016 was $25.3 million compared to $24.6 million for 2015, resulting in an effective tax rate of 11.5% and 48.1%, respectively. The change in the income tax benefit was primarily attributable to the increase in pre-tax loss for 2016, offset by the change in non-deductible incentive unit compensation expense discussed above.

•

We recorded a net loss from discontinued operations of $122.4 million during 2016 compared to a net loss from discontinued operations of $113.9 million during 2015 primarily due to commodity derivative losses, lower oil and natural gas sales and higher interest expense.  Oil and natural gas sales for 2016 totaled $43.8 million, a decrease of $53.4 million compared with 2015. DD&A for 2016 totaled $30.0 million compared with $46.3 million for 2015. Net losses on commodity derivative instruments of $104.4 million during 2016 compared to $61.4 million during 2015. Other operating income was $6.9 million during 2016 compared to $27.8 million of other operating expense during 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

We recorded a net loss from continuing operations of $190.1 million during the six months ended June 30, 2016 compared to a net income from continuing operations of $23.9 million during the six months ended June 30, 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $180.1 million, an increase of $14.4 million compared with 2015. Production increased 29.9 Bcfe (approximately 61%) primarily due to drilling activities in North Louisiana. The average realized sales price decreased $1.09 per Mcfe (approximately 32%) primarily due to lower commodity prices. The volume and pricing variance contributed to an approximate $100.5 million increase and $86.1 million decrease in revenues, respectively.

•

Lease operating expenses were $14.9 million and $9.1 million for 2016 and 2015, respectively. The $5.8 million increase is primarily due to the increase in production volumes. The lease operating expense rate per Mcfe was consistent between periods.

•

Gathering, processing and transportation expenses, including affiliates, were $72.9 million and $32.9 million for 2016 and 2015, respectively. The increase of $40.0 million is primarily due to an increase in natural gas and NGL volumes and an increase in the rate due to cryogenic processing associated with new gas processing agreements.

•

DD&A expense for 2016 was $125.4 million compared to $76.4 million for 2015, an increase of $49.0 million. The increase is due to an increase in production volumes and an increase in the rate. Increased production volumes caused DD&A expense to increase by approximately $46.4 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $2.6 million.

•

Incentive unit compensation expense for 2016 was $52.6 million compared to $26.3 million for 2015 related to MRD Holdco incentive units as discussed in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report. The increase is primarily related to the increase in our stock price and a change to the estimated initial requisite service period.

•

General and administrative expenses for 2016 were $35.2 million compared to $23.3 million for 2015. General and administrative expenses for 2016 included $6.2 million of transaction related costs compared to $1.4 million of transaction-related costs in 2015. The increase in transaction related costs was primarily due to costs associated with the Disposition Entities and their subsidiaries and the planned Merger with Range. LTIP awards for 2016 were $13.7 million compared to $3.4 million in 2015. The increase in LTIP awards was primarily due to accelerated vesting and expense recognition for employees that remained with the transaction involving the Disposition Entities and their subsidiaries.

•

Net losses on commodity derivative instruments of $54.2 million were recognized during 2016, consisting of $130.0 million of cash settlement receipts offset by a $182.4 million decrease in the fair value of open hedge positions. Net gains on commodity derivative instruments of $77.7 million were recognized during 2015, consisting of $70.3 million of cash settlement receipts and $7.4 million related to the increase in the fair value of open hedge positions.

•

Net interest expense during 2016 was $24.1 million, including amortization of deferred financing fees of approximately $1.6 million. Net interest expense during 2015 was $19.4 million, including amortization of deferred financing fees of approximately $1.3 million. The increase in net interest expense is primarily the result of higher level of indebtedness during 2016 compared to 2015.

Average outstanding borrowings under our revolving credit facility were $508.5 million during 2016. Average outstanding borrowings under the revolving credit facilities were $161.4 million during 2015. For 2016 and 2015, we had an average of $600.0 million aggregate principal amount of the Senior Notes issued and outstanding.

•

Income tax benefit from continuing operations for 2016 was $22.4 million compared to $22.9 million of income tax expense for 2015. The income tax benefit is primarily a result of the pre-tax loss for 2016 compared to the income tax expense as a result of the pre-tax income for 2015. The effective tax rate was 10.5% for 2016 compared to 49.0% for 2015. The effective tax rate differed from the statutory federal income tax rate primary due to the non-deductibility of incentive unit compensation, state income tax, net of federal benefit, and long-term incentive plan compensation expense.

•

We recorded a net loss from discontinued operations of $160.5 million during 2016 compared to net loss from discontinued operations of $276.5 million during 2015 due to lower commodity prices and oil and natural gas sales. Oil and natural gas sales for 2016 totaled $104.4 million, a decrease of $84.7 million compared with 2015. Impairment expense of $8.3 million was recognized during 2016 compared to $251.3 million during 2015. Net interest expense totaled $51.7 million during 2016 compared to $56.7 million during 2015.

Adjusted EBITDA

Adjusted EBITDA is an important performance measure of the core profitability of our operations. This measure forms the basis of our internal financial reporting and is used by our management in evaluating performance. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating results. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) from continuing operations, our most directly comparable financial measure calculated and presented in accordance with GAAP. Our computation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

Adjusted EBITDA is defined as net income (loss) from continuing operations, plus interest expense; debt extinguishment cost; income tax expense; depreciation, depletion and amortization (“DD&A”); impairment of long-lived properties; accretion of asset retirement obligations (“AROs”); losses on commodity derivative contracts and cash settlements received; cash settlements on other financial instruments; losses on sale of properties; stock-based compensation; incentive-based compensation expenses; transaction related costs; exploration costs; equity loss; cash distributions from MEMP; and other non-routine items, less interest income; income tax benefit; gains on commodity derivative contracts and cash settlements paid on expired positions; equity income; gains on sale of assets and other non-routine items.

Calculation of Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$(195,833)	$(26,614)	$(190,116)	$23,895
Interest expense, net	12,767	9,613	24,124	19,369
Income tax expense (benefit) from continuing operations	(25,342)	(24,644)	(22,405)	22,914
DD&A	65,558	35,827	125,357	76,359
Accretion of AROs	156	93	295	216
(Gain) loss on commodity derivative instruments	90,617	30,463	54,175	(77,727)
Cash settlements received (paid) on expired commodity derivative and other financial instruments	69,911	37,539	148,853	70,288
Incentive-based compensation expense	84,850	18,073	66,242	29,783
Exploration costs	4,612	2,230	7,058	2,956
(Gain) loss on sale of properties	—	50	50	50
Transaction related costs	6,179	126	6,209	1,407
Cash distributions from MEMP	—	75	9	151
Adjusted EBITDA	$113,475	$82,831	$219,851	$169,661

Liquidity and Capital Resources

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

As of June 30, 2016, we had $486.0 million of available borrowing capacity under our revolving credit facility. As of June 30, 2016, we had a working capital balance of $51.5 million. We believe the available borrowings under our revolving credit facility provides sufficient liquidity to finance anticipated working capital and capital expenditure requirements.

Capital Budget

For the six months ended June 30, 2016, MRD’s total capital expenditures, including unproved leasehold, were approximately $249.6 million related primarily to the development of the Terryville Complex.

Debt Agreements

Revolving Credit Facility

In June 2014, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a revolving credit facility, which is a five-year, $2.0 billion revolving credit facility with a borrowing base of $1.0 billion as of June 30, 2016. The revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. In April 2016, the borrowing base under our revolving credit facility was reaffirmed at $1.0 billion. In the future, we may be unable to access sufficient capital under the revolving credit facility as a result of (i) a decrease in our borrowing base due to a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of June 30, 2016.

Senior Notes

As of June 30, 2016, we had $600.0 million aggregate principal amount of 5.875% senior unsecured notes due 2022 (the “Senior Notes”) outstanding. The Senior Notes will mature on July 1, 2022 with interest accruing at a rate of 5.875% per annum and payable semi-annually in arrears on January 1 and July 1 of each year. The Senior Notes are governed by an indenture dated as of July 10, 2014. The Senior Notes are fully and unconditionally guaranteed, subject to customary release provisions, on a senior unsecured basis by certain of our existing subsidiaries.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2016, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes cash flows from continuing operating, investing and financing activities for the periods indicated. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities from continuing operations	$151,947	$183,699
Net cash used in investing activities from continuing operations	(245,507)	(196,800)
Net cash provided by (used in) financing activities from continuing operations	85,964	(69,197)

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Operating Activities. Net cash flows provided by operating activities were $151.9 million during 2016 compared to $183.7 million during 2015. Production increased 29.9 Bcfe (approximately 61%) and average realized sales price decreased $1.09 per Mcfe as previously discussed under “Results of Operations.” Cash paid for interest during 2016 was $22.4 million compared to $35.7 million during 2015 and cash settlements on commodity derivatives were $130.0 million during 2016 compared to $70.3 million during 2015.

Investing Activities. Total cash used in investing activities was $245.5 million during 2016 compared to $196.8 million during 2015. Cash used for additions to oil and gas properties was $265.5 million during 2016 compared to $207.1 million during 2015, which consisted primarily of drilling and completion activities in North Louisiana. Cash settlements received on other financial instruments were $16.2 million during 2016. Cash used for other property and equipment was $0.4 million during 2016 and $3.3 million during 2015 which consisted primarily of computer hardware, software, and other leased office space build out during 2015. In connection with the sale of the Disposition Entities, we sold MEMP furniture, fixtures, and other property and equipment and received $4.2 million.

Financing Activities.  Net borrowings under our revolving credit facility were $91.0 million during 2016.  Amounts borrowed under our revolving credit facility were primarily used for additions to oil and natural gas properties and general corporate purposes, including working capital.  Net repayments under revolving credit facilities were $18.0 million during 2015. Amounts borrowed under our revolving credit facility were primarily used for additions to oil and natural gas properties and general corporate purposes, including working capital during 2015.

Total payments remitted for employees’ tax obligations to the appropriate taxing authorities were approximately $5.7 million during 2016 upon vesting of restricted common stock. The Company repurchased 2,888,684 shares of its common stock under its December 2014 repurchase program for an aggregate price of $50.0 million during 2015, which exhausted the December 2014 repurchase program. The Company has retired all of the shares of common stock repurchased and those shares of common stock are no longer issued or outstanding.

Contractual Obligations

During the six months ended June 30, 2016, there were no significant changes in our consolidated contractual obligations from those reported in our 2015 Form 10-K filed with the SEC on February 24, 2016 except for an addition of a long-term firm transportation agreement entered into with a third party as part of our ordinary course of business. For more information see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. Additionally, indebtedness under our revolving credit facility was $514.0 million at June 30, 2016 compared to $423.0 million at December 31, 2015. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information on our indebtedness.

Off–Balance Sheet Arrangements

As of June 30, 2016, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2016, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. We had no interest rate swap arrangements outstanding at June 30, 2016.

At June 30, 2016, we had $514.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate based on the LIBOR Market Index Rate plus 2.0%, or 2.47%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the variable component of the stated interest rate would be less than $0.2 million per year.

The fair value of our Senior Notes is sensitive to changes in interest rates. We estimate the fair value of our Senior Notes using quoted market prices. The carrying value (net of any discount or premium and debt issuance cost) is compared to the estimated fair value in the table below (in thousands):

	June 30, 2016
	Carrying	Estimated
Description	Amount	Fair Value
5.875% senior notes, fixed-rate, due May 1, 2022	$589,902	$598,500

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding credit risk associated with our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth below, there have been no material changes with respect to the risk factors since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016.

We are subject to litigation related to the Merger, and it is possible that additional claims, including against Range, may be brought by the current plaintiffs or others.

We subject to litigation related to the Merger. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements.” It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Merger or seek monetary relief from us or Range. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve any such lawsuits. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent its consummation. In addition, the costs of defending any such litigation, even if resolved in our favor, could be substantial and such litigation could distract Memorial and Range from pursuing the consummation of the Merger and other potentially beneficial business opportunities.

The Merger is subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all.

The Merger is subject to a number of other conditions beyond Range’s and our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

Failure to complete the Merger could negatively impact our future business and financial results.

We cannot make any assurances that we or Range will be able to satisfy all of the conditions to the Merger or succeed in any litigation brought in connection with the Merger. If the Merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•

Being required to pay Range a no vote expense payment of $25,000,000, due to the failure to obtain Memorial stockholder approval of the Merger or a termination fee of $75,000,000 due to certain circumstances provided in the Merger Agreement;

•	payment of costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, regardless of whether the Merger is completed;
•	having had the focus of our management on the Merger instead of on pursuing other opportunities that could have been beneficial to us; and
•	being subject to litigation related to any failure to complete the Merger.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially and adversely affect our business, financial results and stock prices.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Range.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage or knowingly facilitate, directly or indirectly, any inquiry or proposal in respect of a competing third-party proposal for the acquisition of our stock, business or assets. In addition, in certain circumstances as described in the Merger Agreement, we may be required to pay Range a termination fee of $75,000,000.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquiror proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to—or better than—the terms of the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent sales of unregistered securities.

None.

(b) Use of proceeds.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

The following table summarizes our repurchase activity during the quarterly period ended June 30, 2016.

				Approximate
		Average	Total Number of Shares Purchased	Dollar Value of Shares That May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Shares	Announced Plan	Under the Plan
				(in thousands)
Restricted share repurchases (1)
April 1, 2016 - April 30, 2016	20,363	$10.32	—	—
May 1, 2016 - May 31, 2016	62,364	$15.28	—	—
June 1, 2016 - June 30, 2016	259,866	$15.94	—	—

(1) Represents common shares surrendered to satisfy tax liabilities incident to the vesting of restricted shares issued under the LTIP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The information required by this Item 6. Exhibits is set forth in the Exhibit Index accompanying this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Memorial Resource Development Corp.
(Registrant)

Date: July 28, 2016	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1#	—

Agreement and Plan of Merger, dated May 15, 2016, by and among Range Resources Corporation, Medina Merger Sub, Inc., and Memorial Resource Development Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on May 17, 2016).

2.2	—

Voting and Support Agreement, dated May 15, 2016, by and among MRD Holdco LLC, Jay Graham, WHR Incentive LLC, Anthony Bahr, and Range Resources Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on May 17, 2016).

3.1	—

Amended and Restated Certificate of Incorporation dated June 10, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on June 16, 2014).

3.2	—	Amended and Restated Bylaws dated June 10, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36490) filed on June 16, 2014).

10.1*	—

Sixth Amendment to Credit Agreement, by and among Memorial Resource Development Corp., as the Borrower, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A, BMO Harris Bank, N.A, Comerica Bank, Credit Agricole Corporate and Investment Bank, Natixis, MUFG Union Bank, N.A and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders and parties party thereto, dated as of May 31, 2016.

10.2*	—

Amendment No. 2 to Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement by and among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, MRD Operating LLC, and PennTex North Louisiana, LLC, dated as of May 31, 2016.

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
#

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.